Form 10-K
period 2010-12-31
VETERANS IN PACKAGING, INC.
filed 2011-05-13
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-158584

VETERANS IN PACKAGING, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	57-1221013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48 Zephyr Lane, Springfield, MA	01128
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 413-796-8396

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 13, 2011 is 9,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2010, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

VETERANS IN PACKAGING, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Our executive offices are located at 48 Zephyr Lane, Springfield, MA 00128, and our telephone number is 413-796-8396.

Veterans in Packaging, Inc. is referred to in this document as "VIP," "we," "us" or the “Company.”

Item 1.

BUSINESS

VIP was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the state of Nevada on January 7, 2009. We elected to be an S Corporation for US income tax purposes from inception until January 7, 2009. At May 6, 2011, we had one fulltime employee, our founder and president, Edward Peplinski.

VIP is involved in two aspects of selling of packaging materials to both commercial customers and government agencies throughout the United States and Canada:

•

Direct sales of commercial packaging materials, and

•

Acting as a sales agent on a commission basis for various manufacturers of packaging materials.

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2010, all of our commissions were earned from two unrelated companies, with 93% of the commissions being earned from one of those companies.  Two unrelated customers comprised 57.3% and 17.9% of our direct sales revenues. In 2009, all of our commissions were earned from two unrelated companies.  Two unrelated customers comprised 62.8% and 9.2% of our direct sales revenues. The commissions were earned from the same two customers.

We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

Direct Sales

VIP sells protective packaging solutions for product shipment principally to defense contractors in New England. These solutions include:

•

Plastic, corrugated and molded pallets;

•

Multi-component packs, combination assemblies utilizing corrugated, foam, and wood;

•

Corrugated Materials: Single wall through triple wall military specifications;

•

Foam-Converting Polyethylene, Polypropylene, Polyurethane, Polystyrene, crosslink and foam in-place capabilities;

•

Wood-Manufacturer of custom crates, cushioned skids, export crating and returnable/reusable systems; and

•

Specialty products including honeycomb products, solid fiber board and multi layered products.

VIP’s customers are generally defense contractors. They provide a wide variety of products requiring packaging of varying size, strength and protective materials and foams. VIP works with large and specialized vendors to obtain packaging solutions that meet each customer’s specific needs. Our principal vendors are Smurfit Stone, Rand Whitney and Merrill Industries.

VIP is a Veteran-Owned Small Business or VOSB. Public Law 106-50, the Veterans Entrepreneurship and Small Business Development Act of 1999, amended the Small Business Act to establish new assistance programs for small businesses owned and controlled by veterans (VOSB) and small businesses owned and controlled by service-disabled veterans (SDVOSB). VIP is a VOSB but is not an SDVOSB because VIP’s founder is a veteran but not a disabled veteran.

The law requires Federal agencies to afford these businesses maximum practical opportunity to participate in the performance of prime contracts and subcontracts. It specifically established a government-wide goal of awarding not less than three percent of the total value of all prime contract and subcontract awards to service-disabled veteran-owned small businesses. It also established a requirement to include a goal for subcontracting with veteran-owned small business concerns in subcontracting plans approved for large business prime contractors

Federal agencies work with the Small Business Administration to establish goals and collect data regarding subcontracts awarded by large business prime contractors to VOSBs. Each subcontracting plan approved by the agency and the Small Business Administration must include separate percentage goals for VOSBs.

To qualify, a business must meet the requirements as a VOSB. It must be at least 51% owned by one or more eligible veterans; or in the case of any publicly owned business, at least 51% of the stock of which is owned by one or more veterans; and whose management and daily business operations are controlled by such veteran or veterans possessing a discharge other than dishonorable. Our president, Mr. Peplinski, is a military veteran.

As a result of being a VOSB, VIP is enabled to seek and obtain business on a preferential basis because of defense contract set asides. We believe that we receive approximately 11% of our revenue directly from being a VOSB and up to 77% of our revenue indirectly by being a VOSB.

There are now websites, including www.FBO.gov , which provide a single point linking vendors to government buyers. VIP is registered under the Central Contractors Registration system which enables us to participate in the process. For the most part, VIP tries to work with vendors that do not require competitive bids.

We review listings of defense contracts awarded to contractors in New England. If we have direct contacts at the contractor receiving the contract we contact officials at the contractor directly to solicit business. If we do not know anyone at the contractor, we contact the Small Business Liaison at the contractor to solicit business as a VOSB.

In our negotiations for a contract, we discuss the potential customer’s specific needs and requirements. We then work with vendors to determine the cost to us of purchasing the required products. We generally try to negotiate a 10 to 15% margin on sales. Our general payment terms are 30 to 45 days. We do not accept any forms of credit cards.

We maintain low levels of inventory. For most commercial sales, we place the order with the manufacturing vendor which then ships the product directly to the customer. Most key vendors give us 45 days from the date of shipment to pay. In the case of one significant customer associated with the Bureau of Prisons, we often maintain small amounts of inventory to cover recurring orders for similar products. These items will be stored at an outside location. We include storage and shipping costs in our bidding process for this customer.

We are a member of Preferred Packaging Associates (“PPA”) which is a coalition of independently owned businesses in the packaging industry. PPA members share the cost of a website and refer business leads to each other. There are no formal agreements involved in our membership in PPA.

 Currently commercial customers comprise about 90% of our business, and government entities, principally involving the Bureau of Prisons, comprise up to 10% of our business. We limit our bids on US Government business to those transactions that limit requirements to being registered with Central Contractors Registration (CCR). VIP is registered with CCR.

Commission Sales

We function as an independent sales representative for manufacturers, principally Smurfit Stone and Rand Whitney, in which case we do not take title to the goods that are sold and receive a sales commission from the vendor. We receive commissions ranging from 3% to 6% on these sales. The end customers tend to be manufacturers that do not have to meet any small business purchase requirements in defense contracts.

Commissions comprised 8.7% of our revenues in 2010 and 11.2% of our revenues in 2009, respectively.

Competition

Competition comes from a large number of regional and national packaging manufacturers and distributors, many of which have substantially greater resources than do we. Our advantage comes from our status as a VOSB which is why we emphasize dealing with defense contractors.

Intellectual Property

We have no patents or trademarks.

Employees

At May 6, 2011, we had one fulltime employee, Edward Peplinski, our chief executive officer. There is no written employment contract or agreement.

Item 1A.

RISK FACTORS

Risks Related to the Business

1.

VIP is and will continue to be completely dependent on the services of our founder and president, Edward Peplinski, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

VIP’s operations and business strategy are completely dependent upon the knowledge, status as a military veteran and reputation of Edward Peplinski.  We receive most of our business because of our status as a Veteran-Owned Small Business.

Mr. Peplinski is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines that it currently operates.   We will fail without the services of Mr. Peplinski or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Peplinski naming us as the beneficiary when and if we obtain the resources to do so and he remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

2.

A significant portion of our revenues was derived from sales to and commissions from a small number of unrelated companies.

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2010 and 2009, all of our commissions were earned from the same two unrelated companies.  In 2010, two unrelated customers comprised 57.3% and 17.9% of our direct sales revenues. In 2009, two unrelated customers comprised 62.8% and 9.2% of our direct sales revenues. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

3.

Edward Peplinski, our chief executive officer, chief financial officer and chief accounting officer has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Edward Peplinski has no meaningful financial reporting education or experience. He is and will be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

4.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

5.

We intend to become subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that will require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange  Commission  pursuant to the Securities  Exchange Act of 1934 and the  rules and  regulations  promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these  professionals  for such services  cannot be accurately  predicted at this time because factors such as the number and type of  transactions  that we engage in and the complexity of our reports  cannot be  determined  at this time and will have a major effect on the  amount of time to be spent by our  auditors  and  attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

6.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

7.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors (including our president). Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

8.

Mr. Peplinski, our president, has made all decisions concerning his compensation.

There is no employment contract with Mr. Peplinski at this time. Nor are there any agreements for compensation in the future. Mr. Peplinski’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation. He will continue making decisions about the timing and amount of his compensation until we have a sufficient number of directors to establish a compensation committee of the board of directors. Mr. Peplinski’s decisions about his compensation may not be in the best interests of other shareholders.

Risks Related to Our Common Stock

9.

The Company is selling the shares that were registered on a Form S-1 without an underwriter and may not be able to sell any of the shares offered herein.

The common shares that were registered on a Form S-1 that was declared effective in December 2010 are being offered on our behalf by Edward Peplinski, president of the Company, on a best-efforts basis.  No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares.  There are no firm commitments to purchase any of the shares in this offering.  Consequently, there is no guarantee that the Company, through its president, is capable of selling all, or any, of the common shares offered hereby.

10.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued 90,000,000 shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

11.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

12.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

13.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There is and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

•

any market for our shares will develop;

•

 the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible”, then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of VIP and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities.  Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

14.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

15.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

16.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.  See also “Plan of Distribution-State Securities-Blue Sky Laws.”

17.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

18.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of the offering of 1,200,000 shares registered on a Form S-1 that was declared effective in December 2010, our president will beneficially own an aggregate of approximately 88.2% of our outstanding common stock assuming the sale of all shares that have been registered. Because of his beneficial stock ownership, our president will beis in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

19.

All of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended.  When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (9,000,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.   Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions.  Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 9,000,000 issued and outstanding shares of our common stock are owned by our president who received the shares in exchange for all shares of Veterans in Packaging, Inc., which was incorporated in Massachusetts in February 2005.

20.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

21.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

22.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

Upon the effectiveness of our Registration Statement on Form S-1 in December 2010, we became subject to certain informational requirements of the Exchange Act, as amended, and we are required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year following the date that our registration statement became effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective we will no longer be obligated to file periodic reports with the SEC provided that we have fewer than 300 shareholders. If we no longer submit our filings with the SEC, your access to our business information would then be even more restricted.  After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets.  This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Annual Report on Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 48 Zephyr Lane, Springfield, MA 00128. The space, which consists of a 12 x 12 room with two workstations, telephone lines, computers, a copy machine and fax, is provided to us by Mr. Peplinski. Mr. Peplinski incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4.

(REMOVED AND RESERVED)

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of December 17, 2010.

There is no current market for the shares of our common stock.  No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date.  There can be no assurance that a symbol will be assigned or that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on May 6, 2011, there was one stockholder of record of our common stock, and 9,000,000 shares were issued and outstanding.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

The Company has never repurchased any of its equity securities.

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:	December 31,
	2010	2009
Current assets	$ 98,253	$ 81,851

Current liabilities	$ 62,832	$ 66,003

Stockholders’ equity	$ 38,460	$ 21,248

Income Data:
Year Ended December 31,
	2010	2009

Net revenues	$ 1,327,349	$ 678,381
Gross profit	$ 378,850	$ 202,970
Operating expenses	$ 361,638	$ 221,535

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industry in which we are involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

A summary of our operations for the years ended December 31, 2010 and 2009 follows:

	2010	2009

Revenues
Sales	$1,211,746	$602,189
Commissions	115,603	76,192

Total revenue	1,327,349	678,381

Cost of goods sold	948,499	475,411

Gross profit	378,850	202,970

Operating Expenses:

Compensation	240,275	151,833
General and administrative	121,363	69,702
Total operating expenses	361,638	221,535

Net Income (Loss)	$17,212	$(18,565)

Revenues – We marketed and priced our services and products in the same way in 2010 as in 2009 but increased the level of advertising significantly. However, we received ongoing sales from one major customer which accounted for much of the sales increase in 2010.

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2010, all of our commissions were earned from two unrelated companies, with 93% of the commissions being earned from one of those companies.  Two unrelated customers comprised 57.3% and 17.9% of our sales revenues. In 2009, all of our commissions were earned from two unrelated companies.  Two unrelated customers comprised 62.8% and 9.2% of our sales revenues. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

One of our principal customers filed for bankruptcy in 2009 thereby resulting in a decrease in commissions. However, just prior to September 30, 2009, we obtained two new customers which allowed us to offset the impact of the recession in terms of increasing revenues by significantly increasing sales during the fourth quarter. However, we had to be very aggressive in pricing which resulted in our gross profit decreasing despite the overall increase in revenue.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2010	2009
Advertising	$76,982	$18,695
Automobile	7,626	8.978
Charitable contributions	4,233	1,472
Computer	890	384
Insurance	6,485	-
Entertainment	2,752	2,387
Office supplies	1,186	2,455
Professional fees	10,802	30,036
Telephone	3,872	2,850
Travel	99	532
Other	6,436	1,923
	$121,363	$69,702

Income taxes – There were no income taxes in 2010 because of the utilization of net operating loss carryforwards.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

VIP will pay all costs relating to our offering which became effective in December 2010. These costs are estimated at $65,000, the majority of which will become payable if and when we receive a trading symbol.  This amount will be paid as and when necessary and required or otherwise accrued on the books and records of VIP until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of the effective date of our Registration Statement (assuming that we have received a trading symbol), our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when VIP has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between VIP, our president and our counsel is binding upon all parties.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.

Our fixed costs of operations are low. We can control our variable costs, including current payroll costs of our president. We do not have to maintain much inventory and incur operating costs when new sales orders are received. The revenue from the sales orders match the related costs. If the reporting costs of being a public company exceed the cash being generated from operations, we can either (i) reduce our president’s salary or (ii) after a year following the effective date of the Registration Statement, we could elect to suspend our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934 provided that we have fewer than 300 shareholders. Therefore, we believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of VIP because the shares may be issued to parties or entities committed to supporting existing management. VIP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at December 31, 2010.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of December 31, 2010 and 2009 and the fiscal years then ended start on page 30.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Li & Company, PC

On March 10, 2011, our Board of Directors dismissed Li & Company, PC (“Li”) as our independent registered public accounting firm.

There were no disagreements as defined in Item 304 of Regulation S-K) with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SU, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during our most recent fiscal year and the subsequent interim periods through March 10, 2011, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of PMB Helin Donovan, LLP

On March 10, 2011, we appointed PMB Helin Donovan, LLP (“PMB”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years, the subsequent interim periods thereto, and through March 10, 2011, neither us nor anyone on our behalf consulted PMB regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report.  In making its assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2010 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

Name	Age	Title
Edward J. Peplinski	51	President, CEO, CFO, chief accounting officer and chairman
Elizabeth Peplinski	25	Director

Edward J. Peplinski – founded us in 2003 and has served as our president since inception. For the five years prior to our inception, Mr. Peplinski held various marketing and executive positions with a company that was acquired by and merged into Smurfit Stone. He spent 27 years as an active and reserve member of the United States Air Force. He is a graduate of Westfield State College.

Elizabeth Peplinski became a director in January 2009.  She received a BA from Bridgewater State College in 2008 and performs office management services for us on a part time basis. Elizabeth Peplinski is the daughter of our President, Edward J. Peplinski.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and two directors (the same persons) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Code of Business Conduct and Ethics

In January 2009 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our CEO and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

 Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our directors’ terms of office expire on December 31, 2011. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their roles as directors but may receive compensation for their roles as officers.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of VIP:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing;

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the VIP board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by VIP for any expenses incurred in attending directors' meetings provided that VIP has the resources to pay these fees.  VIP will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a fixed cash salary since our founding.

The following table shows, for the years ended December 31, 2010 and 2009, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Edward Peplinski CEO	2010	$194,759	-	-	-	-	-	-	$194,759
	2009	$128,154	-	-	-	-	-	-	$128,154

There is no employment contract with Mr. Peplinski at this time; nor are there any agreements for compensation in the future. Mr. Peplinski’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our obligations. Mr. Peplinski’s compensation amounts will be more formalized if and when his annual compensation reaches $250,000.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 13, 2011, we had 9,000,000 shares of common stock outstanding which are held by Edward J. Peplinski, our President. The following table sets forth information known to us regarding beneficial ownership of our common stock as of May 13, 2011 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class
			Before Offering	After Offering(c)

Common	Edward J. Peplinski	9,000,000	100%	88.2%

Common	Elizabeth Peplinski	-0-	-0-	-0-

	All Directors and Officers as a group (2 persons)	9,000,000	100%	88.2%

Note – The Registration Statement for the offering of 1,200,000 shares became effective in December 2010, but no shares have been sold as of May 6, 2011.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sole promoter of VIP is Edward J. Peplinski, our chief executive officer.

Our office and mailing address is 48 Zephyr Lane, Springfield, MA 00128. The space is provided to us by Mr. Peplinski. Mr. Peplinski incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

VIP has entered into an agreement regarding our president lending funds to us if necessary.  No amounts were outstanding under this agreement as of May 6, 2011.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of September 30, 2010.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred and paid to Li & Company, P.C. amounted to $16,000 and $10,020 during the years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2010 and 2009. All audit-related fees are included in the above referenced amounts paid to Li & Company, P.C. in 2010 and 2009.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the years ended December 31, 2010 and 2009.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Executive Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veterans In Packaging, Inc.

/s/ Edward J. Peplinski
By: Edward J. Peplinski, Chief Executive Officer

Date:  May 13, 2011

VETERANS IN PACKAGING, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Veterans in Packaging, Inc.

Springfield, MA

We have audited the accompanying balance sheet of Veterans in Packaging, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB HELIN DONOVAN, LLP

PMB HELIN DONOVAN, LLP

Houston, Texas

May 6, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Veterans in Packaging, Inc.

Springfield, Massachusetts

We have audited the accompanying balance sheet of Veterans in Packaging, Inc. as of December 31, 2009 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veterans in Packaging, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

July 23, 2010

VETERANS IN PACKAGING, INC.

Balance Sheets

December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash	$28,485	$19,724
Accounts receivable	69,768	62,127
Total current assets	98,253	81,851

Vehicles - net of accumulated depreciation of $9,000 and $3,600, respectively	3,039	5,400
Total	3,039	5,400

TOTAL ASSETS	$101,292	$87,251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$48,424	$45,229
Accrued expenses	14,408	20,774
Total current liabilities	62,832	66,003

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	30,813	30,813
Accumulated deficit	(1,353)	(18,565)
Total stockholders’ equity	38,460	21,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,292	$87,251

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Operations

For the Years Ended December 31, 2010 and 2009

	2010	2009

Revenues
Sales	$1,211,746	$602,189
Commissions	115,603	76,192

Total revenues	1,327,349	678,381

Cost of goods sold	948,499	475,411

Gross profit	378,850	202,970

Operating Expenses:

Compensation	240,275	151,833
General and administrative	121,363	69,702
Total operating expenses	361,638	221,535

Income (loss) before income taxes	17,212	(18,565)

Income taxes	-	-

Net income (loss)	$17,212	$(18,565)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance, January 1, 2009	9,000,000	$9,000	$-	$30,813	$39,813

Reclassification of VIP’s accumulated earnings during period when it was an S corp.	-	-	30,813	(30,813)	-
Net loss	-	-	-	(18,565)	(18,565)
Balance, December 31, 2009	9,000,000	9,000	30,813	(18,565)	21,248

Net income	-	-	-	17,212	17,212
Balance, December 31, 2010	9,000,000	$9,000	$30,813	$(1,353)	$38,460

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Cash Flows

 For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,212	$(18,565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,600	3,600
Changes in:
Accounts receivable	(7,641)	(32,248)
Inventory	-	3,574
Accounts payable and accrued expenses	(3,195)	37,006
Net Cash Provided (Used) by Operating Activities	9,976	(6,633)

CASH USED IN INVESTING ACTIVITIES:
Purchase of vehicles	(1,215)	(9,000)

CASH USED IN FINANCING ACTIVITIES:
Repayment of advance from president	-	(297)

CHANGE IN CASH	8,761	(6,930)
CASH AT BEGINNING OF YEAR	19,724	26,654
CASH AT END OF YEAR	$28,485	$19,724

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

December 31, 2010 and 2009

Notes to the Financial Statements

NOTE 1 - ORGANIZATION

Veterans In Packaging, Inc. was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009. The accompanying financial statements have been prepared as if the capital structure adopted as part of becoming a Nevada corporation had been in place from the Company’s inception.

The Company sells protective packaging solutions for product shipment principally to defense contractors in New England.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the presentation in the current period financial statements.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. There was no bad debt allowance as of December 31, 2010 or 2009. Bad debt expense, if any, is included in general and administrative expenses. There were no bad debts in 2010 or 2009.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

Vehicles

Vehicles are stated at cost. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Depreciation expense was $3,600 for each of the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010 and 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 and 2009.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $76,982 in 2010 and $18,695 in 2009.

Income Taxes

The Company operated as an S corporation for Federal income tax purposes until December 31, 2008 and all taxable income was included in the personal income tax returns of its owner. The Company became a C corporation in January 2009. As a result, the Company accounts for income taxes using the asset and liability method under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are provided for based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company recognizes the tax benefits from an uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The tax benefits recognized in the financial statements from such positions should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company files its tax returns on the cash method of accounting. Net operating loss carryforwards amounted to approximately $2,600 and $13,000 as of December 31, 2010 and 2009, respectively.

Net Income (Loss) Per Common Share

Basic Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  The Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Impact of New Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009, at which time 9,000,000 all of the total outstanding shares of common stock were issued to Edward J. Peplinski, the Company’s President.

The Company had elected to be an S corporation for Federal income tax purposes from its inception until January 7, 2009. In accordance with Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission all of the Company’s undistributed earnings and losses that occurred during the period in which it was an S corporation were reclassified to additional paid-in capital effective January 7, 2009.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors without shareholder approval. No shares of preferred stock have been designated, issued or are outstanding.

Among other rights, the board of directors may determine, without further vote or action by our stockholders:

•

the number of shares and the designation of the series;

•

whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•

whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•

whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•

whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•

the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s office and mailing address is 48 Zephyr Lane, Springfield, MA 00128. The space is provided to it by its President. He incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge the Company for its use. There is no written lease agreement.

NOTE 5 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. In 2010, all of its commission revenues were earned from two unrelated companies, with 93% of the commission revenues being earned from one of those companies.  Two unrelated customers comprised 57.3% and 17.9% of its direct sales revenues. In 2009, all of its commission revenues were earned from two unrelated companies.  Two unrelated customers comprised 62.8% and 9.2% of its direct sales revenues. The Company has no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on the Company’s operations.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2010 through May 6, 2011, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.