Form 10-Q
period 2011-03-31
VETERANS IN PACKAGING, INC.
filed 2011-05-16
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

      . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-158584

VETERANS IN PACKAGING, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	57-1221013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
48 Zephyr Lane, Springfield, MA	01128

(Address of Principal Executive Offices)	(Zip Code)

413-796-8396
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       .    No   X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       .    No   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer       .   Accelerated Filer       .   Non-Accelerated Filer      .    Smaller Reporting Company   X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes       .    No   X .

The number of shares of the Registrant’s Common Stock outstanding as of May 16, 2011 was 9,000,000.

VETERANS IN PACKAGING, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	(Removed and Reserved)	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

ITEM 1. Financial Information

VETERANS IN PACKAGING, INC.

Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash	$67,415	$28,485
Accounts receivable	164,898	69,768
Other current assets	7,775	-
Total current assets	240,088	98,253

Vehicle - net of accumulated depreciation of $9,900 and $9,000, respectively	2,139	3,039
Total	2,139	3,039

TOTAL ASSETS	$242,227	$101,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$160,377	$48,424
Accrued expenses	25,039	14,408
Total current liabilities	185,416	62,832

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	30,813	30,813
Retained earnings (accumulated deficit)	16,998	(1,353)
Total stockholders’ equity	56,811	38,460

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,227	$101,292

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

 Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010

Revenues
Sales	$381,343	$267,286
Commissions	36,556	30,827

Total revenues	417,899	298,113

Cost of goods sold	294,930	209,305

Gross profit	122,969	88,808

Operating Expenses:

Compensation	69,958	52,318
General and administrative	25,447	27,500
Total operating expenses	95,405	79,818

Income Before Taxes	27,564	8,990

Income taxes	9,213	-

Net Income	$18,351	$8,990

Net income per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

 (Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,351	$8,990
Depreciation	900	900
Adjustments to reconcile net income to net cash provided by operating activities:
Change in net operating assets	19,679	(6,174)
Net Cash Provided by Operating Activities	38,930	3,716

CASH FROM INVESTING ACTIVITIES	-	-

CASH FROM FINANCING ACTIVITIES	-	-

CHANGE IN CASH	38,930	3,716
CASH AT BEGINNING OF PERIOD	28,485	19,724
CASH AT END OF PERIOD	$67,415	$23,440

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Notes to Financial Statements (Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Veterans In Packaging, Inc. was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009. The Company sells protective packaging solutions for product shipment principally to defense contractors in New England.

Basis of Presentation

Veterans in Packaging, Inc. prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Veterans in Packaging< Inc. has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2011. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010. The income statement for the three months ended March 31, 2011 cannot necessarily be used to project results for the full year.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. For the three months ended March 31, 2011, all of its commissions were earned from one unrelated company. Three unrelated customers comprised 92.5% of its sales revenues, with the individual customers comprising 44.2%, 24.2% and 24.1% of total revenues. For the three months ended March 31, 2010, its commissions were earned from two unrelated companies which individually comprised 73% and 27%, respectively, of the total.  One unrelated customer comprised 74.8% of its sales revenues. The Company has no ongoing agreements with any of these companies. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

NOTE 3  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2011 through May 16, 2011, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications. Unless the context otherwise requires, the words "AI," the "Company," "we," "us" and "our" refer to AI Document Service Inc.

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the fiscal year ended December 31. 2010, previously filed with Securities and Exchanges Commission.

Operations

A summary of our operations for the three months ended March 31, 2011 and 2010 follows:

	2011	2010

Revenues
Sales	$381,343	$267,286
Commissions	36,556	30,827

Total revenues	417,899	298,113

Cost of goods sold	294,930	209,305

Gross profit	122,969	88,808

Operating Expenses:

Compensation	69,958	52,318
General and administrative	25,447	27,500
Total operating expenses	95,405	79,818

Income Before Taxes	$27,564	$8,990

Revenues – We marketed and priced our services and products in the same way in 2011 as in 2010. However, we received significant increases in sales from three major customers which accounted for much of the sales increase in 2011.

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. For the three months ended March 31, 2011, all of its commissions were earned from one unrelated company. Three unrelated customers comprised 92.5% of its sales revenues, with the individual customers comprising 44.2%, 24.2% and 24.1% of total revenues. For the three months ended March 31, 2010, its commissions were earned from two unrelated companies which individually comprised 73% and 27%, respectively, of the total.  One unrelated customer comprised 74.8% of its sales revenues. The Company has no ongoing agreements with any of these companies. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2011	2010

Advertising	$10,000	$10,500
Automobile and travel	3,919	700
Charitable contributions	185	-
Computer	69	241
Insurance	1,780	1,714
Entertainment	348	636
Office supplies	660	223
Professional fees	6,566	9,477
Telephone	870	982
Depreciation	900	900
Other	150	2,127
	$25,447	$27,500

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

VIP will pay all costs relating to our offering which became effective in December 2010. These costs are estimated at $65,000, the majority of which will become payable if and when we receive a trading symbol. This amount, when due, will be paid as and when necessary and required or otherwise accrued on the books and records of VIP until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of the effective date of our Registration Statement (assuming that we have received a trading symbol), our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when VIP has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between VIP, our president and our counsel is binding upon all parties.

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of VIP because the shares may be issued to parties or entities committed to supporting existing management. VIP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at March 31, 2011.

Off Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in swap agreements, or outsourcing of research and development services, that could expose us to liability that is not reflected on the face of our financial statements.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in the Company’s Annual Report on Form 10K includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4

CONTROLS AND PROCEDURES

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

As of March 31, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting contained certain significant weaknesses as of March 31, 2011 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements have been implemented which Management believes result in the Company's internal control over financial reporting being effective.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2011.

From time to time the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 1A – RISK FACTORS

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

VIP is and will continue to be completely dependent on the services of our founder and president, Edward Peplinski, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

VIP’s operations and business strategy are completely dependent upon the knowledge, status as a military veteran and reputation of Edward Peplinski.  We receive most of our business because of our status as a Veteran-Owned Small Business. Public Law 106-50, the Veterans Entrepreneurship and Small Business Development Act of 1999, amended the Small Business Act to establish new assistance programs for small businesses owned and controlled by veterans (VOSB) and small businesses owned and controlled by service-disabled veterans. See also “Business – Direct Sales”

Mr. Peplinski is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines that it currently operates.   We will fail without the services of Mr. Peplinski or an appropriate replacement(s).

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

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2010 and 2009, all of our commissions were earned from the same two unrelated companies.  In 2010. two unrelated customers comprised 57.3% and 17.9% of our sales revenues. In 2009. two unrelated customers comprised 62.8% and 9.2% of our sales revenues. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

For the three months ended March 31, 2011, all of our commissions were earned from one unrelated company. Three unrelated customers comprised 92.5% of our sales revenues, with the individual customers comprising 44.2%, 24.2% and 24.1% of total revenues. For the three months ended March 31, 2010, our commissions were earned from two unrelated companies which individually comprised 73% and 27%, respectively, of the total.  One unrelated customer comprised 74.8% of our sales revenues.

We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

3.

Edward J. Peplinski, our chief executive officer, chief financial officer and chief accounting officer has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Edward J. Peplinski has no meaningful financial reporting education or experience. He is and will be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

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

1.

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

2.

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

3.

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

4.

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

5.

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

i.

any market for our shares will develop;

ii.

the prices at which our common stock will trade; or

iii.

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

6.

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

7.

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

8.

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

9.

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

10.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of the offering of 1,200,000 shares registered on a Form s-1 that was declared effective in December 2010, our president will beneficially own an aggregate of approximately 88.2% of our outstanding common stock assuming the sale of all shares that have been registered. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

11.

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

12.

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

13.

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

14.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ended March 31, 2010.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veterans in Packaging, Inc.

                                                                     (Registrant)

/s/ Edward J. Peplinski

Edward J. Peplinski

Title: President and Chief Financial Officer

May 16, 2011