Form 10-Q
period 2011-06-30
VETERANS IN PACKAGING, INC.
filed 2011-08-18
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes      . No   X  .

The number of shares of the Registrant’s Common Stock outstanding as of July 19, 2011 was 10,200,000.

VETERANS IN PACKAGING, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	(Removed and Reserved)	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

ITEM 1. Financial Information

VETERANS IN PACKAGING, INC.

Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash	$40,326	$28,485
Accounts receivable	53,312	69,768
Other current assets	615	-
Total current assets	94,253	98,253

Vehicle - net of accumulated depreciation of $10,800 and $9,000, respectively	1,239	3,039
Total	1,239	3,039

TOTAL ASSETS	$95,492	$101,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$21,276	$48,424
Accrued expenses	20,572	14,408
Total current liabilities	41,848	62,832

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,200,000 and 9,000,000 shares, respectively, issued and outstanding	10,200	9,000
Additional paid-in capital	41,613	30,813
Retained earnings (accumulated deficit)	1,831	(1,353)
Total stockholders’ equity	53,644	38,460

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,492	$101,292

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

 Statements of Operations

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010

Revenues
Sales	$240,918	$313,517
Commissions	36,753	17,161

Total revenues	277,671	330,678

Cost of goods sold	188,179	250,119

Gross profit	89,492	80,559

Operating Expenses:

Compensation	69,483	38,867
General and administrative	42,219	28,557
Total operating expenses	111,702	67,424

Income (Loss) Before Taxes	(22,210)	13,135

Income taxes (benefit)	(7,043)	1,200

Net Income (Loss)	$(15,167)	$11,935

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	9,013,187	9,000,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

 Statements of Operations

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010

Revenues:
Sales	$622,531	$580,803
Commissions	73,309	47,988

Total revenues	695,840	628,791

Cost of goods sold	483,476	459,424

Gross profit	212,364	169,367

Operating Expenses:

Compensation	139,441	91,185
General and administrative	68,025	56,057
Total operating expenses	207,466	147,242

Income Before Taxes	4,898	22,125

Income Taxes	1,714	1,200

Net Income	$3,184	$20,925

Net income per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	9,006,630	9,000,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

 (Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,184	$20,925
Depreciation	1,800	1,800
Adjustments to reconcile net income to net cash provided by operating activities:
Change in net operating assets	6,497	(9,358)
Net Cash Provided by Operating Activities	11,481	13,367

CASH FROM INVESTING ACTIVITIES	-	--

CASH FROM FINANCING ACTIVITIES	-	-

CHANGE IN CASH	11,481	13,367
CASH AT BEGINNING OF PERIOD	28,485	19,724
CASH AT END OF PERIOD	$40,326	$33,091

Other Non-Cash Transactions:
Issuance of common stock to settle accrued liabilities	$12,000	$-

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

Basis of Presentation

Veterans in Packaging, Inc. prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Veterans in Packaging, Inc. has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2011. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010. The income statement for the six months ended June 30, 2011 cannot necessarily be used to project results for the full year.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Reclassifications

Certain reclassifications of previously presented information have been made to conform to the reporting format adopted in the current period

Loss per share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that will expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since the Company had no common stock equivalents during the periods presented, diluted and basic earnings per share are equivalent.

NOTE 2 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. For the six months ended June 30, 2011, all of its commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 85.2% of its sales revenues, with the individual customers comprising 42.7%, 21.5% and 21.0% of total revenues, respectively. For the six months ended June 30, 2010, its commissions were earned from two unaffiliated companies which individually comprised 83% and 17%, respectively, of the total.  One unaffiliated customer comprised 63.3% of its sales revenues. The Company has no ongoing agreements with any of these companies. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

NOTE 3 –  STOCKHOLDERS’ EQUITY

On June 30, 2011, the Company issued 1,200,000 registered shares of its common stock to settle accrued legal expenses of $12,000.

NOTE 4  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2011 through August 15, 2011, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications. Unless the context otherwise requires, the words "VIP," the "Company," "we," "us" and "our" refer to Veterans in Packaging, Inc.

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the fiscal year ended December 31. 2010, previously filed with Securities and Exchange Commission.

Operations

A summary of our operations for the six months ended June 30, 2011 and 2010 follows:

	2011	2010

Revenues:
Sales	$622,531	$580,803
Commissions	73,309	47,988

Total revenues	695,840	628,791

Cost of goods sold	483,476	459,424

Gross profit	212,364	169,367

Operating Expenses:

Compensation	139,441	91,185
General and administrative	68,025	56,057
Total operating expenses	207,466	147,242

Income Before Taxes	$4,898	$22,125

Revenues – We marketed and priced our services and products in the same way in 2011 as in 2010. However, we received significant increases in sales from three major customers which accounted for much of the sales increase in 2011.

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. For the six months ended June 30, 2011, all of its commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 85.2% of its sales revenues, with the individual customers comprising 42.7%, 21.5% and 21.0% of total revenues, respectively. For the six months ended June 30, 2010, its commissions were earned from two unaffiliated companies which individually comprised 83% and 17%, respectively, of the total.  One unaffiliated customer comprised 63.3% of its sales revenues. The Company has no ongoing agreements with any of these companies. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2011	2010

Advertising	$20,500	$29,668
Automobile and travel	5,268	3,344
Charitable contributions	2,901	600
Computer	101	754
Insurance	3,164	3,420
Entertainment	892	1,360
Office supplies	755	920
Professional fees	28,109	9,117
Telephone	1,627	2,146
Depreciation	1,800	1,800
Other	2,908	2,928

	$68,025	$56,057

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

VIP will pay all costs relating to our offering which became effective in December 2010 when and if the costs become due and payable. These total costs are estimated at $65,000, the majority of which will become payable if and when we receive a trading symbol. This amount, when due, will be paid as and when necessary and required or otherwise accrued on the books and records of VIP until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of the effective date of our Registration Statement (assuming that we have received a trading symbol), our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when VIP has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between VIP, our president and our counsel is binding upon all parties.

Legal costs of $15,000 associated with the Registration Statement became due during the period ended June 30, 2011. Of this amount, $12,000 was satisfied through the issuance of 1,200,000 registered shares of common stock.

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of VIP because the shares may be issued to parties or entities committed to supporting existing management. VIP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at June 30, 2011.

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

As of June 30, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting contained certain significant weaknesses as of June 30, 2011 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements have been implemented which Management believes result in the Company's internal control over financial reporting being effective.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the six-month period ended June 30, 2011.

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

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2010 and 2009, all of our commissions were earned from the same two unrelated companies.  In 2010, two unrelated customers comprised 57.3% and 17.9% of our sales revenues. In 2009, two unrelated customers comprised 62.8% and 9.2% of our sales revenues.

For the six months ended June 30, 2011, all of its commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 85.2% of its sales revenues, with the individual customers comprising 42.7%, 21.5% and 21.0% of total revenues, respectively. For the six months ended June 30, 2010, its commissions were earned from two unaffiliated companies which individually comprised 83% and 17%, respectively, of the total.  One unaffiliated customer comprised 63.3% of its sales revenues.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

10.

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

11.

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

12.

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

(i)

any market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

13.

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

14.

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

15.

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

16.

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

17.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially owns approximately 88.2% of our outstanding common stock. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

18.

A significant portion of our issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended.  When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of our outstanding shares of common stock (9,000,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. These shares were issued and outstanding shares of our common stock are owned by our president who received the shares in exchange for all shares of Veterans in Packaging, Inc., which was incorporated in Massachusetts in February 2005.

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

19.

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

20.

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

21.

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

None for the period ended June 30, 2011.

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

August 17, 2011