Form 10-Q
period 2011-09-30
VETERANS IN PACKAGING, INC.
filed 2011-11-14
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Yes      . No   X  .

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2011 was 10,200,000.

VETERANS IN PACKAGING, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	(Removed and Reserved)	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

ITEM 1. Financial Information

VETERANS IN PACKAGING, INC.

Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash	$34,544	$28,485
Accounts receivable	103,094	69,768
Total current assets	137,638	98,253

Vehicle - net of accumulated depreciation of $11,700 and $9,000, respectively	339	3,039
Total	339	3,039

TOTAL ASSETS	$137,977	$101,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$80,315	$48,424
Accrued expenses	25,052	14,408
Total current liabilities	105,367	62,832

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,200,000 and 9,000,000 shares, respectively, issued and outstanding	10,200	9,000
Additional paid-in capital	41,613	30,813
Accumulated deficit	(19,203)	(1,353)
Total stockholders’ equity	32,610	38,460

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,977	$101,292

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

 Statements of Operations

For the Three Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010

Revenues
Sales	$162,662	$319,117
Commissions	32,697	31,331

Total revenues	195,359	350,448

Cost of goods sold	127,430	260,127

Gross profit	67,929	90,321

Operating Expenses:

Compensation	75,014	45,233
General and administrative	13,949	34,074
Total operating expenses	88,963	79,307

Income (Loss) Before Taxes	(21,034)	11,014

Income taxes (benefit)	-0-	3,745

Net Income (Loss)	$(21,034)	$7,269

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,200,000	9,000,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

 Statements of Operations

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010

Revenues:
Sales	$785,193	$899,920
Commissions	106,006	79,319

Total revenues	891,199	979,239

Cost of goods sold	610,907	719,551

Gross profit	280,292	259,688

Operating Expenses:

Compensation	214,455	138,702
General and administrative	83,687	87,847
Total operating expenses	298,142	226,549

Income (Loss) Before Taxes	(17,850)	33,139

Income Taxes	-0-	4,945

Net Income (Loss)	$(17,850)	$28,194

Net income per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,408,791	9,000,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,850)	$28,194
Depreciation	2,700	3,600
Adjustments to reconcile net income to net cash provided by operating activities:
Change in net operating assets	21,209	7,624
Net Cash Provided by Operating Activities	6,059	39,418

CASH FROM INVESTING ACTIVITIES	-	(1,239)

CASH FROM FINANCING ACTIVITIES	-	-

CHANGE IN CASH	6,059	38,179
CASH AT BEGINNING OF PERIOD	28,485	19,724
CASH AT END OF PERIOD	$34,544	$57,903

Other Non-Cash Transactions:
Issuance of common stock to settle accrued liabilities	$12,000	$-

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

Basis of Presentation

Veterans in Packaging, Inc. prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Veterans in Packaging, Inc. has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2011. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010. The income statement for the nine months ended September 30, 2011 cannot necessarily be used to project results for the full year.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. For the nine months ended September 30, 2011, all of its commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 79.4% of its sales revenues, with the individual customers comprising 37.9%, 22.0% and 19.5% of total revenues, respectively. For the nine months ended September 30, 2010, its commissions were earned from two unrelated companies which individually comprised 89% and 11%, respectively, of the total.  Three unrelated customers individually comprised 58.4%, 14.3% and 9.6%, respectively, or an aggregate of 82.3% of its sales revenues for the nine months ended September 30, 2010. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

NOTE 3 –  STOCKHOLDERS’ EQUITY

On June 30, 2011, the Company issued 1,200,000 registered shares of its common stock to settle accrued legal expenses of $12,000.

NOTE 4  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2011 through November 11, 2011, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Operations

A summary of our operations for the nine months ended September 30, 2011 and 2010 follows:

	2011	2010

Revenues:
Sales	$785,193	$899,920
Commissions	106,006	79,319

Total revenues	891,199	979,239

Cost of goods sold	610,907	719,551

Gross profit	280,292	259,688

Operating Expenses:

Compensation	214,455	138,702
General and administrative	83,687	87,847
Total operating expenses	298,142	226,549

Income (Loss) Before Taxes	(17,850)	33,139

Income Taxes	-0-	4,945

Net Income (Loss)	$(17,850)	$28,194

Revenues – We marketed and priced our services and products in the same way in 2011 as in 2010. However, we received fewer sales orders during the third quarter of 2011 resulting in a sales decrease in the period.

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. . For the nine months ended September 30, 2011, all of its commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 79.4% of its sales revenues, with the individual customers comprising 37.9%, 22.0% and 19.5% of total revenues, respectively. For the nine months ended September 30, 2010, its commissions were earned from two unrelated companies which individually comprised 89% and 11%, respectively, of the total.  Three unrelated customers individually comprised 58.4%, 14.3% and 9.6%, respectively, or an aggregate of 82.3% of its sales revenues for the nine months ended September 30, 2010. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2011	2010

Advertising	$26,038	$51,467
Automobile	6,236	6,571
Charitable contributions	2,961	1,140
Computer	248	822
Insurance	5,015	5,032
Entertainment and travel	2,221	1,986
Office supplies	1,184	1,026
Professional fees	29,790	10,432
Telephone	2,610	3,056
Depreciation	2,700	3,600
Other	4,684	2,715

Total	$83,687	$87,847

Professional fees in 2011 include legal fees of $15,000 relating to our registration statement and going public. Of this amount, $12,000 was satisfied through the issuance of 1,200,000 registered shares of our common stock.

Three months ended September 30, 2011

A summary of our operations for the nine months ended September 30, 2011 and 2010 follows:

	2011	2010

Revenues
Sales	$162,662	$319,117
Commissions	32,697	31,331

Total revenues	195,359	350,448

Cost of goods sold	127,430	260,127

Gross profit	67,929	90,321

Operating Expenses:

Compensation	75,014	45,233
General and administrative	13,949	34,074
Total operating expenses	88,963	79,307

Income (Loss) Before Taxes	$(21,034)	$11,014

Revenues – We marketed and priced our services and products in the same way in 2011 as in 2010. However, we received fewer sales orders during the third quarter of 2011 resulting in a sales decrease in the period.

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

Liquidity

VIP will pay all costs relating to our offering which became effective in December 2010 when and if the costs become due and payable. These total costs are estimated at $65,000, of which approximately $15,000 became due and was settled. The majority of the remainder will become owed and payable if and when we receive a trading symbol. This amount, when due, will be paid as and when necessary and required or otherwise accrued on the books and records of VIP until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of the effective date of our Registration Statement (assuming that we have received a trading symbol), our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when VIP has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between VIP, our president and our counsel is binding upon all parties.

Legal costs of $15,000 associated with the Registration Statement became due at June 30, 2011. Of this amount, $12,000 was satisfied through the issuance of 1,200,000 registered shares of common stock.

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of VIP because the shares may be issued to parties or entities committed to supporting existing management. VIP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at September 30, 2011.

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

As of September 30, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting is effective.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine-month period ended September 30, 2011.

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

For the nine months ended September 30, 2011, all of its commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 79.4% of its sales revenues, with the individual customers comprising 37.9%, 22.0% and 19.5% of total revenues, respectively. For the nine months ended September 30, 2010, its commissions were earned from two unrelated companies which individually comprised 89% and 11%, respectively, of the total.  Three unrelated customers individually comprised 58.4%, 14.3% and 9.6%, respectively, or an aggregate of 82.3% of its sales revenues.

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

(iv)

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

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

A significant portion of our outstanding shares of common stock (10,200,000 shares) are "restricted securities" (9,000,000 shares) as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. These shares were issued and outstanding shares of our common stock are owned by our president who received the shares in exchange for all shares of Veterans in Packaging, Inc., which was incorporated in Massachusetts in February 2005.

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

None for the period ended September 30, 2011.

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

November 11, 2011