Form 10-K
period 2011-12-31
VETERANS IN PACKAGING, INC.
filed 2012-04-16
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes      . No   X  .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 2, 2012 is 10,200,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2011, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

VETERANS IN PACKAGING, INC.

TABLE OF CONTENTS

	PART I

ITEM 1	BUSINESS	3

ITEM 1A	RISK FACTORS	5

ITEM 1B	UNRESOLVED STAFF COMMENTS	11

ITEM 2	PROPERTIES	11

ITEM 3	LEGAL PROCEEDINGS	11

ITEM 4	(REMOVED AND RESERVED)	11

	PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12

ITEM 6	SELECTED FINANCIAL DATA	12

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 8	FINANCIAL STATEMENTS	16

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16

ITEM 9A	CONTROLS AND PROCEDURES	16

ITEM 9B	OTHER INFORMATION	16

	PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	15

ITEM 11	EXECUTIVE COMPENSATION	19

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	20

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20

	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21

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

Item 1.

BUSINESS

VIP was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the state of Nevada on January 7, 2009. We elected to be an S Corporation for US income tax purposes from inception until January 7, 2009. At March 3, 2012, we had one fulltime employee, our founder and President, Edward Peplinski.

VIP is involved in two aspects of selling of packaging materials to both commercial customers and government agencies throughout the United States and Canada:

•

Direct sales of commercial packaging materials, and

•

Acting as a sales agent on a commission basis for various manufacturers of packaging materials.

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 33.9% of total revenues, respectively. In 2010, all of our commissions were earned from two unrelated companies, with 93% of the commissions being earned from one of those companies.  Two unrelated customers comprised 57.3% and 17.9%, respectively, of our direct sales revenues.

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

As a result of being a VOSB, VIP is enabled to seek and obtain business on a preferential basis because of defense contract set asides. We believe that we receive approximately 10% of our revenue directly from being a VOSB and up to 77% of our revenue indirectly by being a VOSB.

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

Commissions comprised 13.3% of our revenues in 2011 and 8.7% of our revenues in 2010, respectively.

Competition

Competition comes from a large number of regional and national packaging manufacturers and distributors, many of which have substantially greater resources than do we. Our advantage comes from our status as a VOSB which is why we emphasize dealing with defense contractors.

Intellectual Property

We have no patents or trademarks.

Employees

At March 3, 2012, we had one fulltime employee, Edward Peplinski, our chief executive officer. There is no written employment contract or agreement.

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

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 33.9% of total revenues, respectively. In 2010, all of our commissions were earned from two unrelated companies, with 93% of the commissions being earned from one of those companies. Two unrelated customers comprised 57.3% and 17.9%, respectively, of our direct sales revenues. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

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

As a public company, we have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

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

There is and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A trading symbol has been granted (VTNP) which enables the shares of our common stock to be quoted on the OTCBB maintained by FINRA. There can be no assurances as to whether:

•

any market for our shares will develop;

•

 the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

We may try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible”, then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Our president beneficially owns an aggregate of approximately 88% of our outstanding common stock. Because of his beneficial stock ownership, our president is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

18.

A significant portion of our presently issued and outstanding common shares is restricted under rule 144 of the Securities Act, as amended.  When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion (9,000,000 shares) of the presently outstanding shares of common stock (10,200,000 shares) is considered to be "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.   Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions.  Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 9,000,000 restricted shares of our common stock are owned by our president who received the shares in exchange for all shares of Veterans in Packaging, Inc., which was incorporated in Massachusetts in February 2005.

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

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of December 17, 2010.

As of March 3, 2012, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“VTNP”) but there can be no assurances as to whether:

•

any market for our shares will develop in the foreseeable future if at all;

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

As of the close of business on March 3, 2012, there were 11 stockholders of record of our common stock, and 10,200,000 shares were issued and outstanding.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

The Company has never repurchased any of its equity securities.

Item 6

SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

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

Operations

A summary of our operations for the years ended December 31, 2011 and 20 follows:

	2011	2010

Revenues
Sales	$877,167	$1,211,746
Commissions	135,017	115,603

Total revenue	1,012,184	1,327,349

Cost of goods sold	679,609	948,499

Gross profit	332,575	378,850

Operating Expenses:

Compensation	267,980	240,275
General and administrative	95,647	121,363
Total operating expenses	363,627	361,638

Net Income (Loss)	$(31,052)	$17,212

Revenues – We marketed and priced our services and products in the same way in 2011 as in 2010. However, we received fewer sales orders during the third quarter of 2011 resulting in a sales decrease in the period.

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 33.9% of total revenues, respectively. In 2010, all of our commissions were earned from two unrelated companies, with 93% of the commissions being earned from one of those companies.  Two unrelated customers comprised 57.3% and 17.9%, respectively, of our sales revenues. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2011	2010

Advertising	$30,664	$76,982
Automobile	7,307	7,626
Charitable contributions	4,036	4,233
Computer	502	890
Insurance	6,856	6,485
Entertainment and travel	2,757	2,752
Office supplies	461	1,186
Professional fees	30,785	10,802
Telephone	3,494	3,872
Depreciation	3,039	3,600
Other	5,746	2,935

Total	$95,647	$121,363

Legal costs of $15,000 associated with our Registration Statement became due at June 30, 2011. Of this amount, $12,000 was satisfied through the issuance of 1,200,000 registered shares of common stock.

Income taxes – There were no income taxes in 2010 because of the utilization of net operating loss carryforwards.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

VIP will pay all costs relating to our offering which became effective in December 2010 when and if the costs become due and payable. These total costs are estimated at $50,000, of which approximately $15,000 became due and was settled. The Company’s outside counsel has agreed to the remainder of $35,000 becoming due and payable if and when the shares of our stock become DTC-eligible. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of VIP until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of the effective date of our Registration Statement, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when VIP has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between VIP, our president and our counsel is binding upon all parties.

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

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of December 31, 2011 and 2010 and the years then ended start on page 30.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

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

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2011 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

Name	Age	Title
Edward J. Peplinski	52	President, CEO, CFO, chief accounting officer and chairman
Elizabeth Peplinski	26	Director

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our directors’ terms of office expire on December 31, 2012. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their roles as directors but may receive compensation for their roles as officers.

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

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Edward Peplinski CEO	2011		$-	-	-	-	-	-	$
	2010	$194,759	-	-	-	-	-	-	$194,759

There is no employment contract with Mr. Peplinski at this time; nor are there any agreements for compensation in the future. Mr. Peplinski’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our obligations. Mr. Peplinski’s compensation amounts will be more formalized if and when his annual compensation reaches $275,000.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 3, 2012, we had 10,200,000 shares of common stock outstanding which are held by Edward J. Peplinski, our President. The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 3, 2012 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class

Common	Edward J. Peplinski	9,000,000	88.2%
Common	Elizabeth Peplinski	-0-	-0-
	All Directors and Officers as a group (2 persons)	9,000,000	88.2%

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

VIP has entered into an agreement regarding our president lending funds to us if necessary.  No amounts were outstanding under this agreement as of March 3, 2012.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of September 30, 2010.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred and paid amounted to $___ and $___ during the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2011 and 2010.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the years ended December 31, 2011 and 2010.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

32.1

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

Date:  April 13, 2012

VETERANS IN PACKAGING, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Springfield, MA

We have audited the accompanying balance sheet of  (the “Company”) as of , and the related statements of operations, stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of , and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB HELIN DONOVAN, LLP

PMB HELIN DONOVAN, LLP

Houston, Texas

April 13, 2012

VETERANS IN PACKAGING, INC.

Balance Sheets

December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets:
Cash	$23,328	$28,485
Accounts receivable	43,296	69,768
Total current assets	66,624	98,253

Vehicles - net of accumulated depreciation of $12,039 and $9,000, respectively	-	3,039
Total	-	3,039

TOTAL ASSETS	$66,624	$101,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$28,748	$48,424
Accrued expenses	18,468	14,408
Total current liabilities	47,216	62,832

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,200,000 and 9,000,000 shares issued and outstanding, respectively	10,200	9,000
Additional paid-in capital	41,613	30,813
Accumulated deficit	(32,405)	(1,353)
Total stockholders’ equity	19,408	38,460

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,624	$101,292

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenues
Sales	$877,167	$1,211,746
Commissions	135,017	115,603

Total revenues	1,012,184	1,327,349

Cost of goods sold	679,609	948,499

Gross profit	332,575	378,850

Operating Expenses:

Compensation	267,980	240,275
General and administrative	95,647	121,363
Total operating expenses	363,627	361,638

Income (loss) before income taxes	(31,052)	17,212

Income taxes	-	-

Net income (loss)	$(31,052)	$17,212

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	9,600,000	9,000,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

	Common		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2010	9,000,000	$9,000	$30,813	$(18,565)	$21,248

Net income	-	-	-	17,212	17,212

Balance, December 31, 2010	9,000,000	9,000	30,813	(1,353)	38,460

Issuance of common shares to satisfy accrued expenses	1,200,000	1,200	10,800	-	12,000

Net Loss	-	-	-	(31,052)	(31,052)

Balance, December 31, 2011	10,200,000	$10,200	$41,613	$(32,405)	$19,408

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Cash Flows

 For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,052)	$17,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,039	3,600
Changes in:
Accounts receivable	26,472	(7,641)
Accounts payable and accrued expenses	(3,616)	(3,195)
Net Cash Provided (Used) by Operating Activities	(5,157)	9,976

CASH USED IN INVESTING ACTIVITIES:
Purchase of vehicles	-	(1,215)

CASH USED IN FINANCING ACTIVITIES:	-	-

CHANGE IN CASH	(5,157)	8,761
CASH AT BEGINNING OF YEAR	28,485	19,724
CASH AT END OF YEAR	$23,328	$28,485

Other Non-Cash Transactions:
Issuance of common stock to settle accrued liabilities	$12,000	$-

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

December 31, 2011 and 2010

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. There was no bad debt allowance as of December 31, 2011 or 2010. Bad debt expense, if any, is included in general and administrative expenses. There were no bad debts in 2011 or 2010.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

Vehicles

Vehicles are stated at cost. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Depreciation expense was $3,600 for each of the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011 and 2010.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $30,664 in 2011 and $76,982 in 2010.

Income Taxes

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

The Company files its tax returns on the cash method of accounting. Net operating loss carryforwards amounted to approximately $32,405 as of December 31, 2011.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Net Income (Loss) Per Common Share

Basic Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2011.

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

NOTE 5 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenues is derived from a limited number of unaffiliated customers. In 2011, all of the Company’s commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 33.9% of total revenues, respectively. In 2010, all of its commission revenues were earned from two unaffiliated companies, with 93% of the commission revenues being earned from one of those companies.  Two unaffiliated customers comprised 57.3% and 17.9%, respectively, of its direct sales revenues. The Company has no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on the Company’s operations.

NOTE 6  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2011 through April 13, 2012, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.