Form 10-Q
period 2012-03-31
VETERANS IN PACKAGING, INC.
filed 2012-05-14
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares of the Registrant’s Common Stock outstanding as of May 14, 2012 was 10,200,000, all of one class, $.001 par value per share

VETERANS IN PACKAGING, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

VETERANS IN PACKAGING, INC.

Balance Sheets

(Unaudited)

	March 31,2012	December 31,2011
ASSETS
Current Assets:
Cash	$27,127	$23,328
Accounts receivable	38,048	43,296
Other	191	-
Total current assets	65,366	66,624

Vehicles - net of accumulated depreciation of $12,039 and $12,039, respectively	-	-
Total	-	-

TOTAL ASSETS	$65,366	$66,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$26,129	$28,748
Loan from President	2,500	-
Accrued expenses	17,753	18,468
Total current liabilities	46,382	47,216

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,200,000 shares issued and outstanding	10,200	10,200
Additional paid-in capital	41,613	41,613
Accumulated deficit	(32,829)	(32,405)
Total stockholders’ equity	18,984	19,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,366	$66,624

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

 Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

Revenues
Sales	$74,286	$381,343
Commissions	17,347	36,556

Total	91,633	417,899

Cost of goods sold	47,542	294,930

Gross profit	44,091	122,969

Operating Expenses:

Compensation	29,482	69,958
General and administrative	15,033	25,447
Total operating expenses	44,515	95,405

Income (Loss) Before Taxes	(424)	27,564

Income taxes	-	9,213

Net Income (Loss)	$(424)	$18,351

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,200,000	9,000,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

 (Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(424)	$18,351
Depreciation	-	900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	1,723	19,679
Net Cash Provided by Operating Activities	1,299	38,930

CASH FROM INVESTING ACTIVITIES	-	-

CASH FROM FINANCING ACTIVITIES
Loan from President	2,500	-
CHANGE IN CASH	3,799	38,930
CASH AT BEGINNING OF PERIOD	23,328	28,485
CASH AT END OF PERIOD	$27,127	$67,415

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Notes to Financial Statements (Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Veterans In Packaging, Inc. (the “Company”) prepared these financial statements in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, the Company has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2012. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011. The income statement for the three months ended March 31, 2012 cannot necessarily be used to project results for the full year.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a loss from operations for the quarter ended March 31, 2012. The financial statements have been prepared assuming the realization of asset and disposition of liabilities in the normal course of business. Management plans to seek additional sales on an aggressive basis to mitigate this issue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  –  LOAN FROM PRESIDENT

The loan from the President of $2,500 is interest free and due on demand.

NOTE 4  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2012 through May 14, 2012, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or record.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications. Unless the context otherwise requires, the words "VIP," the "Company," "we," "us" and "our" refer to Veterans in Packaging, Inc..

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31. 2011, previously filed with Securities and Exchanges Commission.

Operations

A summary of our operations for the three months ended March 31, 2012 and 2011 follows:

	2012	2011

Revenues
Sales	$74,286	$381,343
Commissions	17,347	36,556

Total	91,633	417,899

Cost of goods sold	47,542	294,930

Gross profit	44,091	122,969

Operating Expenses:

Compensation	29,482	64,042
General and administrative	15,033	31,363
Total operating expenses	44,515	95,405

Income (Loss) Before Taxes	$(424)	$27,564

Revenues – We marketed and priced our services and products in the same way in 2012 as in 2011. However, revenues were significantly lower in 2012 because most of our customers experienced significant downturns in their businesses resulting in plant closedowns and similar situations. We do not know when or if this decline will end.

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. For the three months ended March 31, 2012, all of its commissions were earned from one unrelated company. Three unaffiliated customers comprised 92.4% of its sales revenues, with the individual customers comprising 42.3%, 26.6% and 23.5% of total revenues. For the three months ended March 31, 2011, all of its commissions were earned from one unrelated company. Three unaffiliated customers comprised 92.5% of its sales revenues, with the individual customers comprising 44.2%, 24.2% and 24.1% of total revenues. The Company has no ongoing agreements with any of these companies. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2012	2011

Advertising	$8,200	$10,000
Automobile and travel	2,666	3,919
Charitable contributions	210	185
Computer	58	69
Insurance	1,840	1,780
Entertainment	344	348
Office supplies	129	660
Professional fees	308	6,566
Telephone	721	870
Depreciation	-	900
Other	557	150

	$15,033	$25,447

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

The loan from the President of $2,500 is interest free and due on demand.

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of VIP because the shares may be issued to parties or entities committed to supporting existing management. VIP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at March 31, 2012.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had or are expected to have a significant impact on the Company’s operating results or financial position.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4 - CONTROLS AND PROCEDURES

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

As of March 31, 2012,  our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting is effective.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2012.

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

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2012, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 92.4% of our sales revenues, with the individual customers comprising 42.3%, 26.6% and 23.5% of total revenues, respectively. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 33.9% of total revenues, respectively. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

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

None for the period ended March 31, 2012.

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

Veterans in Packaging, Inc.

            (Registrant)

/s/ Edward J. Peplinski

Edward J. Peplinski

Title: President and Chief Financial Office

May 14, 2012