Form 10-Q
period 2012-06-30
VETERANS IN PACKAGING, INC.
filed 2012-08-20
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares of the Registrant’s Common Stock outstanding as of August 17, 2012 was 10,200,000, all of one class, $.001 par value per share

VETERANS IN PACKAGING, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

VETERANS IN PACKAGING, INC.

Balance Sheets

            (Unaudited)

	June 30,2012	December 31,2011
ASSETS
Current Assets:
Cash	$31,642	$23,328
Accounts receivable	58,307	43,296
Other	6,017	-
Total current assets	95,966	66,624

Vehicles - net of accumulated depreciation of $12,039 and $12,039, respectively	-	-
Total	-	-

TOTAL ASSETS	$95,966	$66,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$58,582	$28,748
Loan from President	2,500	-
Accrued expenses	15,975	18,468
Total current liabilities	77,057	47,216

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,200,000 shares issued and outstanding	10,200	10,200
Additional paid-in capital	41,613	41,613
Accumulated deficit	(32,904)	(32,405)
Total stockholders’ equity	18,909	19,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,966	$66,624

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

 Statements of Operations

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Revenues
Sales	$107,597	$240,918
Commissions	28,882	36,753

Total revenues	136,479	277,671

Cost of goods sold	87,564	188,179

Gross profit	48,915	89,492

Operating Expenses:

Compensation	40,655	69,483
General and administrative	8,335	42,219
Total operating expenses	48,990	111,702

Loss Before Taxes	(75)	(22,210)

Income taxes (benefit)	-	(7,043)

Net Loss	$(75)	$(15,167)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,200,000	9,013,187

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

 Statements of Operations

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Revenues:
Sales	$181,883	$622,531
Commissions	46,230	73,309

Total revenues	228,113	695,840

Cost of goods sold	135,106	483,476

Gross profit	93,007	212,364

Operating Expenses:

Compensation	70,137	139,441
General and administrative	23,369	68,025
Total operating expenses	93,506	207,466

Income (Loss) Before Taxes	(499)	4,898

Income Taxes	-	1,714

Net Income (Loss)	$(499)	$3,184

Net income per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,200,000	9,006,630

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

 (Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(499)	$3,184
Depreciation	-	1,800
Adjustments to reconcile net income to net cash provided by operating activities:
Change in net operating assets	6,313	6,497
Net Cash Provided by Operating Activities	5,814	11,481

CASH FROM INVESTING ACTIVITIES	-	-

CASH FROM FINANCING ACTIVITIES
Loan from President	2,500	-
CHANGE IN CASH	8,314	11,481
CASH AT BEGINNING OF PERIOD	23,328	28,485
CASH AT END OF PERIOD	$31,642	$40,326

Other Non-Cash Transactions:
Issuance of common stock to settle accrued liabilities	$-	$12,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Notes to Financial Statements (Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Veterans In Packaging, Inc. (the “Company”) prepared these financial statements in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, the Company has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2012. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011. The income statement for the six months ended June 30, 2012 cannot necessarily be used to project results for the full year.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a loss from operations for the six months ended June 30, 2012. The financial statements have been prepared assuming the realization of asset and disposition of liabilities in the normal course of business. Management plans to seek additional sales on an aggressive basis to mitigate this issue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  –  LOAN FROM PRESIDENT

The loan from the President of $2,500 is interest free and due on demand.

NOTE 4  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2012 through August 17, 2012, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or record.

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

Operations

A summary of our operations for the six months ended June 30, 2012 and 2011 follows:

	2012	2011

Revenues:
Sales	$181,883	$622,531
Commissions	46,230	73,309

Total revenues	228,113	695,840

Cost of goods sold	135,106	483,476

Gross profit	93,007	212,364

Operating Expenses:

Compensation	70,137	139,441
General and administrative	23,369	68,025
Total operating expenses	93,506	207,466

Income (Loss) Before Taxes	$(499)	$4,898

Revenues – We marketed and priced our services and products in the same way in 2012 as in 2011. However, revenues were significantly lower in 2012 because most of our customers experienced significant downturns in their businesses resulting in plant closedowns and similar situations. We do not know when or if this decline will end.

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. For the six months ended June 30, 2012, all of its commissions were earned from one unrelated company. Three unaffiliated customers comprised 87.2% of its sales revenues, with the individual customers comprising 41.2%, 31.3% and 14.7% of total revenues. For the six months ended June 30, 2011, all of its commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 85.2% of its sales revenues, with the individual customers comprising 42.7%, 21.5% and 21.0% of total revenues, respectively. Company has no ongoing agreements with any of these companies. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2012	2011

Advertising	$11,900	$20,500
Automobile and travel	3,568	5,268
Charitable contributions	270	2,901
Computer	225	101
Insurance	3,994	3,164
Entertainment	507	892
Office supplies	324	755
Professional fees	746	28,109
Telephone	1,182	1,627
Depreciation	-	1,800
Other	653	2,908

	$23,369	$68,025

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

VIP will pay all costs relating to our offering which became effective in December 2010 when and if the costs become due and payable. These total costs are estimated at $50,000, of which approximately $15,000 became due and was settled. The Company’s outside counsel has agreed to the remainder of $35,000 becoming due and payable if and when the shares of our stock become declared eligible by the Depository Trust Company to be traded electronically. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of VIP until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of the effective date of our Registration Statement, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when VIP has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between VIP, our president and our counsel is binding upon all parties.

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of VIP because the shares may be issued to parties or entities committed to supporting existing management. VIP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at June 30, 2012.

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

As of June 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting is effective.

During the quarter ended June 30, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended June 30, 2012.

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

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2012, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 87.2% of its sales revenues, with the individual customers comprising 41.2%, 31.3% and 14.7% of total revenues. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 85.2% of our sales revenues, with the individual customers comprising 42.7%, 21.5% and 21.0% of total revenues, respectively. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

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

None for the period ended June 30, 2012.

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

August 17, 2012