Form 10-Q
period 2012-09-30
VETERANS IN PACKAGING, INC.
filed 2012-11-14
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares of the Registrant’s Common Stock outstanding as of November 13, 2012 was 10,200,000.

VETERANS IN PACKAGING, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

ITEM 1. Financial Information

VETERANS IN PACKAGING, INC.

Balance Sheets

            (Unaudited)

	September 30, 2012	December 31,2011
ASSETS
Current Assets:
Cash	$35,564	$23,328
Accounts receivable	52,837	43,296
Total current assets	88,401	66,624
Vehicles - net of accumulated depreciation of $12,039 and $12,039, respectively	-	-
Total	-	-

TOTAL ASSETS	$88,401	$66,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,928	$28,748
Loan from President	2,500	-
Accrued expenses	15,763	18,468
Total current liabilities	61,191	47,216

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,200,000 shares issued and outstanding	10,200	10,200
Additional paid-in capital	41,613	41,613
Accumulated deficit	(24,603)	(32,405)
Total stockholders’ equity	27,210	19,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,401	$66,624

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Operations

For the Three Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Revenues
Sales	$112,652	$162,662
Commissions	30,180	32,697

Total revenues	142,832	195,359

Cost of goods sold	86,122	127,430

Gross profit	56,710	67,929

Operating Expenses:

Compensation	37,511	75,014
General and administrative	10,899	13,949
Total operating expenses	48,410	88,963

Income (Loss) Before Taxes	8,300	(21,034)

Income taxes (benefit)	-0-	-0-

Net Income (Loss)	$8,300	$(21,034)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,200,000	10,200,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Operations

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Revenues:
Sales	$294,535	$785,193
Commissions	76,410	106,006

Total revenues	370,945	891,199

Cost of goods sold	219,802	610,907

Gross profit	151,143	280,292

Operating Expenses:

Compensation	107,648	214,455
General and administrative	35,693	83,687
Total operating expenses	143,341	298,142

Income (Loss) Before Taxes	7,802	(17,850)

Income Taxes	-0-	-0-

Net Income (Loss)	$7,802	$(17,850)

Net income per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,200,000	9,408,791

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

 (Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,802	$(17,850)
Depreciation	-	2,700
Adjustments to reconcile net income to net cash provided by operating activities:
Change in net operating assets	1,934	21,209
Net Cash Provided by Operating Activities	9,736	6,059

CASH FROM INVESTING ACTIVITIES	-	-

CASH FROM FINANCING ACTIVITIES
Loan from President	2,500	-
CHANGE IN CASH	12,236	6,059
CASH AT BEGINNING OF PERIOD	23,328	28,485
CASH AT END OF PERIOD	$35,564	$34,544

Other Non-Cash Transactions:
Issuance of common stock to settle accrued liabilities	$-	$12,000

See accompanying notes to the financial statements.

VETERANS IN PACKAGING, INC.

Notes to Financial Statements (Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Veterans In Packaging, Inc. (the “Company”) prepared these financial statements in accordance with both accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, the Company has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2012. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011. The income statement for the nine months ended September 30, 2012 cannot necessarily be used to project results for the full year.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative deficit from operations since inception. The financial statements have been prepared assuming the realization of asset and disposition of liabilities in the normal course of business. Management plans to seek additional sales on an aggressive basis to mitigate this issue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  –  LOAN FROM PRESIDENT

The loan from the President of $2,500 is interest free and due on demand.

NOTE 4  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2012 through November 13, 2012, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or record

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31, 2011, previously filed with Securities and Exchanges Commission.

Operations

A summary of our operations for the nine months ended September 30, 2012 and 2011 follows:

	2012	2011

Revenues:
Sales	$294,535	$785,193
Commissions	76,410	106,006

Total revenues	370,945	891,199

Cost of goods sold	219,802	610,907

Gross profit	151,143	280,292

Operating Expenses:

Compensation	107,648	214,455
General and administrative	35,693	83,687
Total operating expenses	143,341	298,142

Income (Loss) Before Taxes	7,802	(17,850)

Income Taxes	-0-	-0-

Net Income (Loss)	$7,802	$(17,850)

Revenues – We marketed and priced our services and products in the same way in 2012 as in 2011. However, revenues were significantly lower in 2012 because most of our customers experienced significant downturns in their businesses resulting in plant closedowns and similar situations. We do not know when or if this decline will end.

A significant portion of our revenues is derived from a limited number of unrelated customers. For the nine months ended September 30, 2012, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 79.4% of our sales revenues, with the individual customers comprising 39.7%, 27.6% and 12.1% of total revenues, respectively. For the nine months ended September 30, 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 79.4% of our sales revenues, with the individual customers comprising 37.9%, 22.0% and 19.5% of total revenues, respectively. Company has no ongoing agreements with any of these companies. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski. The principal difference in operating expenses between periods was the decrease in compensation in 2012 compared with 2011.

General and administrative – consist of the following:

	2012	2011

Advertising	$17,015	$26,038
Automobile	5,619	6,236
Charitable contributions	310	2,961
Computer	301	248
Insurance	7,017	5,015
Entertainment and travel	1,028	2,221
Office supplies	487	1,184
Professional fees	974	29,790
Telephone	2,206	2,610
Depreciation	-	2,700
Other	736	4,684

Total	$35,693	$83,687

Professional fees in 2011 include legal fees of $15,000 relating to our registration statement and going public. Of this amount, $12,000 was satisfied through the issuance of 1,200,000 registered shares of our common stock.

Three months ended September 30, 2012 and 2011

A summary of our operations for the three months ended September 30, 2012 and 2011 follows:

	2012	2011

Revenues
Sales	$112,652	$162,662
Commissions	30,180	32,697

Total revenues	142,832	195,359

Cost of goods sold	86,122	127,430

Gross profit	56,710	67,929

Operating Expenses:

Compensation	37,511	75,014
General and administrative	10,899	13,949
Total operating expenses	48,410	88,963

Income (Loss) Before Taxes	$8,300	$(21,034)

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

Compensation – was paid substantially to Mr. Peplinski. The principal difference in operating expenses between periods was the decrease in compensation in 2012 compared with 2011.

General and administrative expenses – these expenses include general corporate expenses required to operate the business including professional fees and office expenses

Other

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of VIP because the shares may be issued to parties or entities committed to supporting existing management. VIP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at September 30, 2012.

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

As of September 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting is effective.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine-month period ended September 30, 2012.

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

A significant portion of our revenues is derived from a limited number of unrelated customers. During the nine months ended September 30, 2012, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 79.4% of our sales revenues, with the individual customers comprising 39.7%, 27.6% and 12.1% of total revenues. During the nine months ended September 30, 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 79.4% of our sales revenues, with the individual customers comprising 37.9%, 22.0% and 19.5% of total revenues, respectively. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

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

None for the period ended September 30, 2012.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

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

November 14, 2012