Form 10-K
period 2012-12-31
EHOUSEGLOBAL, INC.
filed 2013-04-12
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-158584

EHOUSE GLOBAL, INC.
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 8, 2013 is 244,800,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2012, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

EHOUSE GLOBAL, INC.

TABLE OF CONTENTS

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

Ehouse Global, Inc. is referred to in this document as "EG," "we," "us" or the “Company.”

Item 1.

BUSINESS

EG was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 as Veterans in Packaging, Inc. and became a corporation in the state of Nevada on January 7, 2009. The Company’s name was changed to Ehouse Global, Inc. in January 2013. We elected to be an S Corporation for US income tax purposes from inception until January 7, 2009. At April 8, 2013, we had one fulltime employee, our founder and President, Edward J. Peplinski.

EG cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

EG is involved in two aspects of selling of packaging materials to both commercial customers and government agencies throughout the United States and Canada:

•

Direct sales of commercial packaging materials, and

•

Acting as a sales agent on a commission basis for various manufacturers of packaging materials.

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 81.2% of our sales revenues, with the individual customers comprising 42.1%, 25.9% and 13.2% of total revenues, respectively. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 17.5% of total revenues, respectively.

We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

Direct Sales

EG sells protective packaging solutions for product shipment principally to defense contractors in New England. These solutions include:

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

EG’s customers are generally defense contractors. They provide a wide variety of products requiring packaging of varying size, strength and protective materials and foams. EG works with large and specialized vendors to obtain packaging solutions that meet each customer’s specific needs. Our principal vendors are Smurfit Stone, Rand Whitney and Merrill Industries.

EG is a Veteran-Owned Small Business or VOSB. Public Law 106-50, the Veterans Entrepreneurship and Small Business Development Act of 1999, amended the Small Business Act to establish new assistance programs for small businesses owned and controlled by veterans (VOSB) and small businesses owned and controlled by service-disabled veterans (SDVOSB). EG is a VOSB but is not an SDVOSB because EG’s founder is a veteran but not a disabled veteran.

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

As a result of being a VOSB, EG is enabled to seek and obtain business on a preferential basis because of defense contract set asides. We believe that we generally receive approximately 10% of our revenue directly from being a VOSB and up to 77% of our revenue indirectly by being a VOSB.

There are now websites, including www.FBO.gov, which provide a single point linking vendors to government buyers. EG is registered under the Central Contractors Registration system which enables us to participate in the process. For the most part, EG tries to work with vendors that do not require competitive bids.

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

We maintain low levels of inventory. For most commercial sales, we place the order with the manufacturing vendor which then ships the product directly to the customer. Most key vendors give us 45 days from the date of shipment to pay. In the case of one customer associated with the Bureau of Prisons, we often maintain small amounts of inventory to cover recurring orders for similar products. These items will be stored at an outside location. We include storage and shipping costs in our bidding process for this customer.

We are a member of Preferred Packaging Associates (“PPA”) which is a coalition of independently owned businesses in the packaging industry. PPA members share the cost of a website and refer business leads to each other. There are no formal agreements involved in our membership in PPA.

Currently commercial customers comprise about 90% of our business, and government entities, principally involving the Bureau of Prisons, comprise up to 10% of our business. We limit our bids on US Government business to those transactions that limit requirements to being registered with Central Contractors Registration (CCR). EG is registered with CCR.

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

Commissions comprised 24.0% of our revenues in 2012 and 13.3% of our revenues in 2011, respectively.

Competition

Competition comes from a large number of regional and national packaging manufacturers and distributors, many of which have substantially greater resources than do we. Our advantage comes from our status as a VOSB which is why we emphasize dealing with defense contractors.

Intellectual Property

We have no patents or trademarks.

Employees

At April 8, 2013, we had one fulltime employee, Edward J. Peplinski, our chief executive officer. There is no written employment contract or agreement.

Item 1A.

RISK FACTORS

Risks Related to the Business

1.

EG is and will continue to be completely dependent on the services of our founder and president, Edward Peplinski, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

EG’s operations and business strategy are completely dependent upon the knowledge, status as a military veteran and reputation of Edward Peplinski.  We receive most of our business because of our status as a Veteran-Owned Small Business.

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

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2012, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 81.2% of our sales revenues, with the individual customers comprising 42.1%, 25.9% and 13.2% of total revenues, respectively. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 17.5% of total revenues, respectively. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

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

5.

The costs such as audit fees and legal fees in connection with the preparation of financial reports that we file as a public company reduce or eliminate our ability to earn a profit.

We file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and  regulations  promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. The incurrence of such costs have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

There is and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A trading symbol has been granted (EHOS) which enables the shares of our common stock to be quoted on the OTCBB maintained by FINRA. There can be no assurances as to whether:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

We are trying, through a transfer agent and its advisors, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible”, then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Our president beneficially owns an aggregate of approximately 83% of our outstanding common stock. Because of his beneficial stock ownership, our president is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

18.

A significant portion of our presently issued and outstanding common shares is restricted under rule 144 of the Securities Act, as amended.  When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion (204,000,000 shares) of the presently outstanding shares of common stock (244,800,000 shares) is considered to be "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.   Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions.  Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 204,000,000 restricted shares of our common stock are owned by our President.

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

If at the beginning of any fiscal year, we have fewer than 300 record shareholders and do not file a registration statement on Form 8A (which we have no current plans to file), our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934 may (in our sole discretion) be automatically suspended for that fiscal year. If we no longer submit our filings with the SEC, your access to our business information would then be even more restricted. We are also not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets.  This means that your access to information regarding our business will be limited.

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

MINE SAFETY DISCLOSURES

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of December 17, 2010.

As of April 8, 2013, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“EHOS”) but there can be no assurances as to whether:

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

As of the close of business on April 8, 2013, there were 11 stockholders of record of our common stock, and 244,800,000 shares were issued and outstanding.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

The Company repurchased 3,000,000 (102,000,000 after giving retroactive effect to the 34 for 1 forward stock split) shares of common stock from Mr. Peplinski in January 2013 for which it issued a $30,000 note that is due on January 29, 2014 and bears interest at the rate of 1.5% per annum. The 3,000,000 shares were retired upon receipt.

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

Operations

A summary of our operations for the years ended December 31, 2012 and 2011 follows:

	2012	2011

Revenues
Sales	$388,090	$877,167
Commissions	122,725	135,017

Total revenue	510,815	1,012,184

Cost of goods sold	289,409	679,609

Gross profit	221,406	332,575

Operating Expenses:

Compensation	161,367	267,980
General and administrative	62,487	95,647
Total operating expenses	223,854	363,627

Net Income (Loss)	$(2,448)	$(31,052)

Revenues – We marketed and priced our services and products in the same way in 2012 as in 2011. However, revenues were significantly lower in 2012 because most of our customers appear to have experienced significant downturns in their businesses resulting in plant closedowns and similar situations. We do not know when or if this decline will end.

A significant portion of our revenues is derived from a limited number of unrelated customers. In 2012, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 81.2% of our sales revenues, with the individual customers comprising 42.1%, 25.9% and 13.2% of total revenues, respectively. In 2011, all of our commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 17.5% of total revenues, respectively. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2012	2011

Advertising	$28,352	$30,664
Automobile	7,333	7,307
Charitable contributions	1,230	4,036
Computer	959	502
Insurance	10,364	6,856
Entertainment and travel	1,650	2,757
Office supplies	796	461
Professional fees	6,156	30,785
Telephone	2,726	3,494
Depreciation	-	3,039
Other	2,921	5,746

Total	$62,487	$95,647

Legal costs of $15,000 associated with our Registration Statement became due at June 30, 2011. Of this amount, $12,000 was satisfied through the issuance of 1,200,000 registered shares of common stock.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

EG will pay all costs relating to our offering which became effective in December 2010 when and if the costs become due and payable. These total costs are estimated at $50,000, of which approximately $15,000 became due and was settled. The Company’s outside counsel has agreed to the remainder of $35,000 becoming due and payable if and when the shares of our stock become DTC-eligible. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of EG until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of the effective date of our Registration Statement, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when EG has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between EG, our president and our counsel is binding upon all parties.

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of EG because the shares may be issued to parties or entities committed to supporting existing management. EG may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at December 31, 2010.

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

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of December 31, 2012 and 2011 and the years then ended start on page 31.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of PMB Helin Donovan, LLP

On March 6, 2013 the Board of Directors of Ehouse Global, Inc. dismissed PMB Helin Donovan, LLP (“PMB”) as its independent registered public accounting firm.

The report of PMB on the Company’s financial statements for the years ended December 31, 2011 and 2010 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. During the period of PMB’s engagement as the Company’s independent registered public accounting firm through March 6, 2013 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with PMB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMB, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K)..

(b) Engagement of L.L. Bradford & Company, LLC.

On February 28, 2013, the Board of Directors appointed L.L. Bradford & Company, LLC. (“LLB”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years through March 6, 2013, neither us nor anyone on our behalf consulted LLB regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the same person), has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Our internal control over financial reporting includes those policies and procedures that:

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

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of such inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. After conducting the assessment, management determined that, as of January 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2011 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

Name	Age	Title
Edward J. Peplinski	53	President, CEO, CFO, chief accounting officer and chairman
Elizabeth Peplinski	27	Director

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our directors’ terms of office expire on December 31, 2013. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their roles as directors but may receive compensation for their roles as officers.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of EG:

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the EG board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by EG for any expenses incurred in attending directors' meetings provided that EG has the resources to pay these fees.  EG will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a fixed cash salary since our founding.

The following table shows, for the years ended December 31, 2012 and 2011, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Edward Peplinski CEO	2012	$150,907	-	-	-	-	-	-	$150,907
	2011	$267,980	-	-	-	-	-	-	$267,980

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In January 2013 the Company increased its authorized shares of common stock to 250,000,000. It then purchased 3,000,000 (102,000,000 after giving retroactive effect to the 34 for 1 forward stock split) shares of common stock from Mr. Peplinski for which it issued a $30,000 note that is due on January 29, 2014 and bears interest at the rate of 1.5% per annum. The 3,000,000 shares were retired upon receipt. The Company then declared a 34 for 1 forward split of its common stock.

As of April 8, 2013, we had 244,800,000 shares of common stock outstanding of which 204,000,000 are held by Edward J. Peplinski, our President. The following table sets forth information known to us regarding beneficial ownership of our common stock as of April 8, 2013 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class

Common	Edward J. Peplinski	204,000,000	83.3%
Common	Elizabeth Peplinski	-0-	-0-
	All Directors and Officers as a group (2 persons)	204,000,000	83.3%

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

The sole promoter of EG is Edward J. Peplinski, our chief executive officer.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred to PMB Helin Donovan, LLP amounted to approximately $9,700 and $9,000 during the years ended December 31, 2012 and 2011, respectively. We have paid no audit fees to LL Bradford & Company, LLC during the years ended December 31, 2012 and 2011, respectively.

 Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2012 and 2011.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the years ended December 31, 2012 and 2011.

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

Date:  April 12, 2013

EHOUSE GLOBAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

(formerly Veterans in Packaging, Inc.)

Springfield, MA

We have audited the accompanying balance sheet of  (formerly Veterans in Packaging, Inc.) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

L. L. Bradford & Company, LLC

Houston, TX

April 11, 2013

EHOUSE GLOBAL, INC.

(formerly Veterans in Packaging, Inc.)

Balance Sheets

December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets:
Cash	$31,169	$23,328
Accounts receivable	32,689	43,296
Total current assets	63,858	66,624

TOTAL ASSETS	$63,858	$66,624

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$21,937	$28,748
Accrued expenses	24,961	18,468
Total current liabilities	46,898	47,216

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 250,000,000 shares authorized; 346,800,000 shares issued and outstanding*	346,800	346,800
Additional paid-in capital	(294,987)	(294,987)
Accumulated deficit	(34,853)	(32,405)
Total stockholders’ equity	16,960	19,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,858	$66,624

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(formerly Veterans in Packaging, Inc.)

Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011

Revenues
Sales	$388,090	$877,167
Commissions	122,725	135,017

Total revenues	510,815	1,012,184

Cost of goods sold	289,409	679,609

Gross profit	221,406	332,575

Operating Expenses:

Compensation	161,367	267,980
General and administrative	62,487	95,647
Total operating expenses	223,854	363,627

Income (loss) before income taxes	(2,448)	(31,052)

Income taxes	-	-

Net income (loss)	$(2,448)	$(31,052)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	346,800,000	326,400,000

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(formerly Veterans in Packaging, Inc.)

Statement of Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Common Shares*	Amount*	Additional Paid-in Capital*	Accumulated (Deficit)	Total

Balance, January 1, 2011*	306,000,000	$306,000	$(266,187)	$(1,353)	$38,460

Issuance of common shares to satisfy accrued expenses*	40,800,000	40,800	(28,800)	-	12,000

Net Loss	-	-	-	(31,052)	(31,052)

Balance, December 31, 2011	346,800,000	346,800	(294,987)	(32,405)	19,408

Net Loss	-	-	-	(2,448)	(2,448)

Balance, December 31, 2012	346,800,000	$346,800	$(294,987)	$(34,853)	$16,960

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(formerly Veterans in Packaging, Inc.)

Statements of Cash Flows

 For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,448)	$(31,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	3,039
Changes in:
Accounts receivable	10,607	26,472
Accounts payable and accrued expenses	(318)	(3,616)
Net Cash Provided (Used) by Operating Activities	7,841	(5,157)

CASH USED IN INVESTING ACTIVITIES:	-	-

CASH USED IN FINANCING ACTIVITIES:	-	-

CHANGE IN CASH	7,841	(5,157)
CASH AT BEGINNING OF YEAR	23,328	28,485
CASH AT END OF YEAR	$31,169	$23,328

Other Non-Cash Transactions:
Issuance of common stock to settle accrued liabilities	$-	$12,000

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(formerly Veterans in Packaging, Inc.)

December 31, 2012 and 2011

Notes to the Financial Statements

NOTE 1 - ORGANIZATION

Veterans In Packaging, Inc. was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009. It changed its name to Ehouse Global, Inc. (the “Company”) in January 2013.

In January 2013 the Company increased its authorized shares of common stock to 250,000,000. It then purchased 3,000,000 (102,000,000 after giving effect to the forward split) shares of common stock from its President for which it issued a $30,000 note that is due on January 29, 2014 and bears interest at the rate of 1.5% per annum. The 3,000,000 shares were retired upon receipt. The Company then declared a 34 for 1 forward split of its common stock. All share and per share amounts in these financial statements and notes thereto give retroactive effect to the forward split but not to the share repurchase).

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

Vehicles

Vehicles are stated at cost. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Depreciation expense was $3,600 for the year ended December 31, 2011.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 and 2011.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $28,352 in 2012 and $30,664 in 2011.

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

The Company files its tax returns on the cash method of accounting. Net operating loss carryforwards amounted to approximately $34,853 as of December 31, 2012.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009, at which time 306,000,000 all of the total outstanding shares of common stock were issued to Edward J. Peplinski, the Company’s President.

On June 30, 2011, the Company issued 40,800,000 registered shares of its common stock to settle accrued legal expenses of $12,000.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s office and mailing address is 48 Zephyr Lane, Springfield, MA 00128. The space is provided to it by its President. He incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge the Company for its use. There is no written lease agreement.

NOTE 5 - SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenues is derived from a limited number of unaffiliated customers. In 2012, all of the Company’s commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 81.2% of our sales revenues, with the individual customers comprising 42.1%, 25.9% and 13.2% of total revenues, respectively. In 2011, all of the Company’s commissions were earned from one unaffiliated company. Three unaffiliated customers comprised 75.8% of our sales revenues, with the individual customers comprising 33.9%, 24.4% and 17.5% of total revenues, respectively. The Company has no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on the Company’s operations.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2012 through April 11, 2013, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than the matters described in Note 1.