Form 10-Q
period 2013-03-31
EHOUSEGLOBAL, INC.
filed 2013-05-16
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares of the Registrant’s Common Stock outstanding as of May 16, 2013 was 244,800,000, all of one class, $.001 par value per share

EHOUSE GLOBAL, INC.

Table of Contents

ITEM 1 - Financial Information

EHOUSE GLOBAL, INC.

Balance Sheets

(Unaudited)

	March 31, 2013	December 31,2012
ASSETS
Current Assets:
Cash	$35,945	$31,169
Accounts receivable	45,290	32,689
Total current assets	81,235	63,858

TOTAL ASSETS	$81,235	$63,858

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Note payable to President	$30,000	$-
Accounts payable	40,910	21,937
Accrued expenses	43,928	24,961
Total current liabilities	114,838	46,898

Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 250,000,000 shares authorized; 244,800,000 and 346,800,000 shares issued and outstanding*	244,800	346,800
Additional paid-in capital	72,000	-
Accumulated deficit	(350,403)	(329,840)
Total stockholders’ equity (deficit)	(33,603)	16,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$81,235	$63,858

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

Revenues
Sales	$84,371	$74,286
Commissions	25,483	17,347

Total	109,854	91,633

Cost of goods sold	70,603	47,542

Gross profit	39,251	44,091

Operating Expenses:

Compensation	33,481	29,482
General and administrative	26,333	15,033
Total operating expenses	59,814	44,515

(Loss) Before Taxes	(20,563)	(424)

Income taxes	-	-

Net Loss)	$(20,563)	$(424)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted*	278,800,000	346,800,000

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(20,563)	$(424)
Depreciation	-	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	25,339	1,723
Net Cash Provided by Operating Activities	4,776	1,299

CASH FROM INVESTING ACTIVITIES	-	-

CASH FROM FINANCING ACTIVITIES
Loan from President	-	2,500
CHANGE IN CASH	4,776	3,799
CASH AT BEGINNING OF PERIOD	31,169	23,328
CASH AT END OF PERIOD	$35,945	$27,127

NONCASH TRANSACTIONS:
Purchase of shares for a Note Payable	$30,000	$-

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Statement of Stockholders’Equity

	Common Shares*	Amount*	Additional Paid-in Capital*	Accumulated (Deficit)	Total

Balance, January 1, 2011*	306,000,000	$306,000	$-	$(267,540)	$38,460

Issuance of common shares to satisfy accrued expenses*	40,800,000	40,800	-	(28,800)	12,000

Net Loss	-	-	-	(31,052)	(31,052)

Balance, December 31, 2011	346,800,000	346,800	-	(327,392)	19,408

Net Loss	-	-	-	(2,448)	(2,448)

Balance, December 31, 2012	346,800,000	346,800	-	(329,840)	16,960

Repurchase and retirement of shares	(102,000,000)	(102,000)	72,000	-	(30,000)

Net loss	-	-	-	(20,563)	(20,563)
Balance March 31, 2013	244,800,000	$244,800	$72,000	$(350,403)	$(33,603)

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Notes to Financial Statements (Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Ehouse Global, Inc. (the “Company”) prepared these financial statements in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, the Company has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2013. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012. The income statement for the three months ended March 31, 2013 cannot necessarily be used to project results for the full year.

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

Reclassifications

Certain prior year items were reclassified to conform with the 2013 presentation.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a loss from operations for the quarter ended March 31, 2013 and has working capital and net stockholders’ deficits. The financial statements have been prepared assuming the realization of asset and disposition of liabilities in the normal course of business. Management plans to seek additional sales on an aggressive basis to mitigate this issue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2013 through May 16, 2013, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or record except that it is in the negotiations to merge with a private company. If the merger takes place, it is likely that all of the Company’s current operations will be discontinued and all of the assets and liabilities associated with its present operations will be spun off to its President in exchange for shares of stock held by him.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications. Unless the context otherwise requires, the words “EG,” the "Company," "we," "us" and "our" refer to Ehouse Global, Inc.

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31. 2012, previously filed with Securities and Exchanges Commission.

Operations

A summary of our operations for the three months ended March 31, 2013 and 2012 follows:

	2013	2012

Revenues
Sales	$84,371	$74,286
Commissions	25,483	17,347

Total	109,854	91,633

Cost of goods sold	70,603	47,542

Gross profit	39,251	44,091

Operating Expenses:

Compensation	33,481	29,482
General and administrative	26,333	15,033
Total operating expenses	59,814	44,515

(Loss) Before Taxes	(20,563)	(424)

Income taxes	-	-

Net Loss)	$(20,563)	$(424)

Revenues – We marketed and priced our services and products in the same way in 2013 as in 2012. However, revenues were somewhat higher than in 2012 but significantly lower than in earlier years because most of our customers experienced significant downturns in their businesses resulting in plant closedowns and similar situations. We do not know when or if this decline will end.

A significant portion of the Company’s revenues is derived from a limited number of unrelated customers. For the three months ended March 31, 2013, all of its commissions were earned from one unrelated company. Three unaffiliated customers comprised 95.5% of its sales revenues, with the individual customers comprising 48.2%, 34.8% and 12.5% of total revenues. For the three months ended March 31, 2012, all of its commissions were earned from one unrelated company. Three unaffiliated customers comprised 92.4% of its sales revenues, with the individual customers comprising 42.3%, 26.6% and 23.5% of total revenues. The Company has no ongoing agreements with any of these companies. The loss of any one or group of major customers would have a material adverse impact on the Company’s operations.

Cost of sales – Cost of sales is entirely a function of the number of proposals we win and the mixture of the products covered by the orders.

Compensation – was paid substantially to Mr. Peplinski.

General and administrative – consist of the following:

	2012	2012

Advertising	$2,400	$8,200
Automobile and travel	1,153	2,666
Charitable contributions	100	210
Computer	707	58
Insurance	1,132	1,840
Entertainment	610	344
Office supplies	202	129
Professional fees	19,034	308
Telephone	858	721
Depreciation	-	-
Other	137	557

	$26,333	$15,033

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities except as set forth herein.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of EG because the shares may be issued to parties or entities committed to supporting existing management. EG may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at March 31, 2013.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2013.

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

A significant portion of our revenues is derived from a limited number of unrelated customers. For the three months ended March 31, 2013, all of our commissions was earned from one unrelated company. Three unaffiliated customers comprised 95.5% of our sales revenues, with the individual customers comprising 48.2%, 34.8% and 12.5% of total revenues. For the three months ended March 31, 2012, all of our commissions was earned from one unrelated company. Three unaffiliated customers comprised 92.4% of our sales revenues, with the individual customers comprising 42.3%, 26.6% and 23.5% of total revenues. We have no ongoing agreements with any of these companies. The loss of any one or group of these companies would have a material adverse impact on our operations.

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

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of EG and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

A significant portion of the presently outstanding shares of common stock is considered to be "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.   Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions.  Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All restricted shares of our common stock are owned by our President.

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

None for the period ended March 31, 2013.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 –  MINE SAFETY DISCLOSURES

N/A

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

Ehouse Global, Inc.

(Registrant)

/s/ Edward J. Peplinski

Edward J. Peplinski

Title: President and Chief Financial Officer

May 20, 2013