Form 10-Q
period 2013-06-30
EHOUSEGLOBAL, INC.
filed 2013-08-19
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

      . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-158584

EHOUSE GLOBAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	57-1221013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7660 Fay Ave., Ste. H #169 La Jolla, CA	92037

(Address of Principal Executive Offices)	(Zip Code)

858-459-0770
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

The number of shares of the Registrant’s Common Stock outstanding as of August 15, 2013 was 99,800,000, all of one class, $.001 par value per share

EHOUSE GLOBAL, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

ITEM 1. Financial Information

EHOUSE GLOBAL, INC.

Balance Sheets

(Unaudited)

	June 30, 2013	December 31,2012
ASSETS
Current Assets:
Cash	$260	$1,606
Other current assets	-	8,370
Total current assets	260	9,976

TOTAL ASSETS	$260	$9,976

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$-	$17,709
Accrued expenses	8,512	8,512
Total current liabilities	8,512	26,221

Stockholders' (Deficit):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 250,000,000 shares authorized; 98,800,000 shares issued and outstanding*	98,800	98,800
Additional paid-in capital	20,000	20,000
Accumulated deficit	(127,052)	(135,045)
Total stockholders’ (deficit)	(8,252)	(16,245)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$260	$9,976

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013 and the reverse merger that took place on June 30, 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Statements of Operations

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012

Revenue	$-	$-

Expenses
Development costs	-	16,875
Other	125	2,396
Total	125	19,271

Other - net	11,632	-

Income (loss) before taxes	11,507	(19,271)

Income taxes	-	-

Net Income (loss)	11,507	(19,271)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted*	98,800,000	98,800,000

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013 and the reverse merger that took place on June 30, 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Statements of Operations

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012

Revenue	$-	$-

Expenses
Development costs	-	16,875
Other	3,639	2,492
Total	3,639	19,367

Other - net	11,632	-

Income (loss) before taxes	7,993	(19,367)

Income taxes	-	-

Net Income (loss)	7,993	(19,367)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted*	98,800,000	98,800,000

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013 and the reverse merger that took place on June 30, 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,993	$(19,367)
Settlement of debt	(11,632)	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	2,293	-
Net Cash Used in Operating Activities	(1,346)	(19,367)

CASH FROM INVESTING ACTIVITIES	-	-

CASH FROM FINANCING ACTIVITIES – Capital contribution	-	20,000

CHANGE IN CASH	(1,346)	633
CASH AT BEGINNING OF PERIOD	1,606	113
CASH AT END OF PERIOD	$260	$746

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Statement of Stockholders’Equity

	Common Shares*	Amount*	Additional Paid- in Capital*	Accumulated (Deficit)	Total

Balance, January 1, 2011 after giving retroactive effect to the reverse merger*	98,800,000	$ 98,800	$ -	$ (107,312)	$ (8,512)

Net Loss	-	-	-	(9,047)	(9,047)

Balance, December 31, 2011	98,800,000	98,800	-	(116,359)	(17,559)

Capital contribution	-	-	20,000	-	20,000

Net loss	-	-	-	(18,686)	(18,686)

Balance, December 31,2012	98,800,000	98,800	20,000	(135,045)	(16,245)

Net income	-	-	-	7,993	7,993

Balance, June 30, 2013	98,800,000	$ 98,800	$ 20,000	$ (127,052)	$ (8,252)

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013 and the reverse merger that took place on June 30, 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

Notes to Financial Statements (Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Veterans In Packaging, Inc. was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009. It changed its name to Ehouse Global, Inc. (“Ehouse” or the “Company”) in January 2013. The Company sold protective packaging solutions for product shipment principally to defense contractors in New England.

The Company declared a 34 for 1 forward split of its common stock in January 2013. All share and per share amounts in these financial statements and notes thereto give retroactive effect to the forward split

Reverse Merger and Spinoff

Effective June 30, 2013, Ehouse entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Ehouse (ii) NutraLiquids, LLC and (iii) the shareholders of NutraLiquids, pursuant to which the holders of 100% of the outstanding units of NutraLiquids transferred to Ehouse all of the units of NutraLiquids in exchange for the issuance of 52,000,000 shares (the “Shares”) of Ehouse common stock (the “Share Exchange”). As a result of the Share Exchange, NutraLiquids became a wholly-owned subsidiary of Ehouse.

Effective June 30, 2013, Ehouse entered into a Spinoff Agreement with Scott Corlett, its former President and largest shareholder, under which Ehouse assigned and transferred to Mr. Corlett all of Ehouse’s rights, title and interest in and to the operating assets specifically associated with its packaging business in exchange for which Mr. Corlett agreed to assume the operating liabilities specifically associated with the packaging business as defined in the Agreement and return 198,000,000 shares of Ehouse’s common stock owned by him.

As a result of the Spinoff Agreement, Ehouse ceased to be a company engaged in the commercial packaging market. Ehouse’s operations are now conducted through NutraLiquids and primarily consist of development of and plan to sell liquid nutritional beverages.

The merger was accounted for as a reverse acquisition and recapitalization. NutraLiquids is the acquirer for accounting purposes, and Ehouse is the issuer. Accordingly, NutraLiquids' historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Reported operations prior to the merger are those of NutraLiquids. No Ehouse operating results from prior to the merger date are included in reported financial statements of operations. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

Subsequent Event

On June 30, 2013, the Company entered into a senior loan agreement with Realty Capital Management Limited (the “Note”) for a loan of $100,000. The loan, which becomes due 365 days after cash proceeds are received by the Company, bears interest at 12% per annum with interest payable in four quarterly payments commencing 90 days after cash proceeds from the loan is received by the Company. The Company received the proceeds from the loan on July 11, 2013.

The Note is senior to all other notes or obligations that the Company may enter into in the future before the Note is repaid. It also places limits on the number of common shares or instruments convertible into common shares that the Company may issue.

The Company also agreed to issue 1,000,000 newly-issued shares of its common stock to the lender. These shares have piggyback registration rights.

The President of the Company has pledged 42,900,000 shares of his common stock of the Company as collateral for the loan. In the event of an Event of Default that is not remedied as defined in the Loan Agreement, the lender would also have the right to convert the principal balance of the loan into common shares of the Company at the rate of $0.001 per share (for up to 100 million shares).

If an Event of Default occurs and the lender converts the Note, the lender will have a controlling interest in the Company.

Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013 or December 31, 2012.

Revenue Recognition

The Company will follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Net Income (Loss) Per Common Share

Basic Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2013.

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

Impact of New Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company is in the development stage and had not begun generating revenues at June 30, 2013. It has no source of ongoing debt or equity financing.

While the Company is emphasizing new product lines involving the sale liquid nutritional beverages, there are uncertainties as to whether the Company will obtain sufficient financing to introduce and distribute the planned product or, if distributed, there will be sufficient market demand for the products.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4  –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2013 through August 15, 2013, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or record except for entering into the senior loan agreement that closed on July 11, 2013 as Described in Note 1.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications. Unless the context otherwise requires, the words “Ehouse,” the "Company," "we," "us" and "our" refer to Ehouse Global, Inc.

Reverse Merger and Spinoff

Effective June 30, 2013, Ehouse entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Ehouse (ii) NutraLiquids, LLC and (iii) the shareholders of NutraLiquids, pursuant to which the holders of 100% of the outstanding units of NutraLiquids transferred to Ehouse all of the units of NutraLiquids in exchange for the issuance of 52,000,000 shares (the “Shares”) of Ehouse common stock (the “Share Exchange”). As a result of the Share Exchange, NutraLiquids became a wholly-owned subsidiary of Ehouse.

Effective June 30, 2013, Ehouse entered into a Spinoff Agreement with Scott Corlett, its former President and largest shareholder, under which Ehouse assigned and transferred to Mr. Corlett all of Ehouse’s rights, title and interest in and to the operating assets specifically associated with its packaging business in exchange for which Mr. Corlett agreed to assume the operating liabilities specifically associated with the packaging business as defined in the Agreement and return 198,000,000 shares of Ehouse’s common stock owned by him.

As a result of the Spinoff Agreement, Ehouse ceased to be a company engaged in the commercial packaging market. Ehouse’s operations are now conducted through NutraLiquids and primarily consist of development of and plan to sell liquid nutritional beverages.

The merger was accounted for as a reverse acquisition and recapitalization. NutraLiquids is the acquirer for accounting purposes, and Ehouse is the issuer. Accordingly, NutraLiquids' historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Reported operations prior to the merger are those of NutraLiquids. No Ehouse operating results from prior to the merger date are included in reported financial statements of operations. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

Operations

NutraLiquids is a development stage business that commenced formal operations on November 16, 2010. Prior to commencing formal operations, its President, Scott Corlett, and some colleagues incurred costs of approximately $500,000 to develop the idea of creating a comprehensive line of natural liquid dietary aids and nutritional supplements which could be packaged and sold in single serving pouches. These costs were incurred prior to the commencement of the formal operations and are not included in any of the Company’s financial statements.

Since commencing formal operations, the Company has continued developing the product line, developed marketing approaches and has located entities to manufacture products and packaging and distribute finished products. While no written agreements have been executed, the Company is confident that it has the operational structure in place.

From a marketing perspective, we will emphasize large supermarket and other convenience store chains and will also sell product on the Internet.

The emphasis since developing the product line has been to obtain sources of debt and/or equity financing to enable the production and distribution of our products as well as undertaking a formal marketing program. We are actively seeking such funds but cannot provide a likely forecast as to the timing or success of our efforts. We will commence production and distribution as soon as funds are available to us.

A summary of our operations for the six months ended June 30, 2013 and 2012 follows:

	2013	2012

Revenue	$-	$-

Expenses
Development costs	-	16,875
Other	3,639	2,492
Total	3639	19,367

Other - net	11,632	-

Income (loss) before taxes	7,993	(19,367)

Income taxes	-	-

Net Income (loss)	7,993	(19,367)

Development costs are costs associated with developing the products and packaging.

Other expenses are principally postage and travel costs.

Other- net represents the agreed-upon settlement of creditor liabilities for a major discount

Liquidity

Debt and equity financing has been and is being sought from business associates and contacts of our President.

On June 30, 2013, the Company entered into a senior loan agreement with Realty Capital Management Limited (the “Note”) for a loan of $100,000. The loan, which becomes due 365 days after cash proceeds are received by the Company, bears interest at 12% per annum with interest payable in four quarterly payments commencing 90 days after cash proceeds from the loan is received by the Company. The Company received the proceeds from the loan on July 11, 2013.

We will continue to seek financing as necessary but cannot give any assurances that we will be successful in doing so.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended June 30, 2013.

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

Risks Related to the Business

1.

Ehouse has virtually no financial resource or committed sources of debt or equity financing.

Ehouse has virtually no financial resources or committed sources of debt or equity financing. We have negative working capital and a stockholders’ deficit at July 31, 2012. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

Ehouse is and will continue to be completely dependent on the services of our founder and president, Scott Corlett, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Ehouse’s operations and business strategy are completely dependent upon the knowledge and reputation of Scott Corlett.

Mr.Corlett is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines that it currently operates.   We will fail without the services of Mr. Corlett or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Corlett naming us as the beneficiary when and if we obtain the resources to do so and he remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Scott Corlett, our chief executive officer, chief financial officer and chief accounting officer has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Scott Corlett has no meaningful financial reporting education or experience. He is and will be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

4.

Many of our likely competitors have significantly greater financial and marketing resources than do we.

Many of our likely competitors have significantly greater financial and marketing resources than do we. Many of these competitors have sophisticated management, are in a position to purchase inventory at the lowest prices and have the ability to advertise in a wide variety of media, including television. There are no assurances that our brand will be successful.

5.

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

6.

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

7.

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

8.

Having only three directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only three directors (including our president and his wife). Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

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

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of Ehouse and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into a Share Exchange Agreement on June 30, 2013 under which it issued 52,000,000 shares of common stock.

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

Ehouse Global, Inc.

(Registrant)

/s/ Scott. Corlett

Scott Corlett

Title: President and Chief Financial Officer

August 19, 2013