Form 10-Q
period 2013-09-30
EHOUSEGLOBAL, INC.
filed 2013-11-14
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares of the Registrant’s Common Stock outstanding as of November 15, 2013 was 99,800,000, all of one class, $.001 par value per share

EHOUSE GLOBAL, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

EHOUSE GLOBAL, INC.

(A development stage company)

Balance Sheets

(Unaudited)

	September 30, 2013	December 31,2012
ASSETS
Current Assets:
Cash	$56,207	$1,606
Other current assets	6,204	8,370
Total current assets	62,411	9,976

Other Assets	4,026	-

TOTAL ASSETS	$66,437	$9,976

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Notes payable	$162,000	$-
Accounts payable	-	17,709
Accrued expenses	29,040	8,512
Total current liabilities	191,040	26,221

Stockholders' (Deficit):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 250,000,000 shares authorized; 99,800,000 and 98,800,000 shares issued and outstanding*	99,800	98,800
Additional paid-in capital	20,000	20,000
Accumulated deficit	(244,403)	(135,045)
Total stockholders’ (deficit)	(124,603)	(16,245)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$66,437	$9,976

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013 and the reverse merger that took place on June 30, 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(A development stage company)

Statements of Operations

For the Three Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012

Revenue	$-	$-

Expenses
Management and administrative	98,018	-
Development costs	15,000	-
Other	-	-
Total Operating Expenses	(113,018)	-

Income (loss) before interest and taxes	113,018	-

Interest	4,333	-

Taxes	-	-

Net (loss)	$(117,351)	$-

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted*	99,800,000	98,800,000

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013 and the reverse merger that took place on June 30, 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(A development stage company)

Statements of Operations

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012	Inception through September 30, 2013

Revenue	$-	$-	$2,812
Cost of sales	-	-	1,012
	-	-	1,800
Expenses
Management and administrative	98,018	-	98,018
Development costs	15,000	16,875	31,875
Other	3,639	2,492	16,297
Total Operating Expense	116,657	19,367	146,190

Other – net	11,632	-	11,632
Corporate expenses prior to reverse merger	-	-	(107,312)
Income (loss) before interest and taxes	(105,025)	(19,367)	(240,070)
Interest	4,333	-	4,333
Income taxes	-	-	-

Net Income (loss)	$(109,358)	$(19,367)	$(244,403)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted*	99,133,333	98,800,000

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013 and the reverse merger that took place on June 30, 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(A development stage company)

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012	Inception through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(109,358)	$(19,367)	$(244,403)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	5,985	51	22,836
Net Cash Used in Operating Activities	(103,373)	(19,316)	(221,567)

CASH FROM INVESTING ACTIVITIES- Purchase of Other Assets	(4,026)	-	(4,026)

CASH FROM FINANCING ACTIVITIES:
Capital contributions	-	20,000	119,800
Proceeds from loans	162,000	-	162,000
	162,000	20,000	281,800

CHANGE IN CASH	54,601	684	56,207
CASH AT BEGINNING OF PERIOD	1,606	113	-
CASH AT END OF PERIOD	$56,207	$797	$56,207

NONCASH TRANSACTIONS:
Issuance of shares in connection with loan	$1,000	$-	-

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(A development stage company)

Statement of Stockholders’ Equity

For the Two Years Ended December 31, 2012 and the Nine Months Ended September 30, 2013

	Common Shares*	Amount*	Additional Paid-in Capital*	Accumulated (Deficit) during the Development Stage	Total

Balance, January 1, 2011 after giving retroactive effect to the reverse merger*	98,800,000	$98,800	$-	$(107,312)	$(8,512)

Net Loss	-	-	-	(9,047)	(9,047)

Balance, December 31, 2011	98,800,000	98,800	-	(116,359)	(17,559)

Capital contribution	-	-	20,000	-	20,000

Net loss	-	-	-	(18,686)	(18,686)

Balance, December 31,2012	98,800,000	98,800	20,000	(135,045)	(16,245)

Issuance of shares in connection with Senior Note	1,000,000	1,000	-	-	1,000

Net income	-	-	-	(109,358)	(109,358)

Balance, September 30, 2013	99,800,000	$99,800	$20,000	$(244,403)	$(124,603)

*Gives retroactive effect to 34 for 1 forward stock split declared in January 2013 and the reverse merger that took place on June 30, 2013.

See accompanying notes to the financial statements.

EHOUSE GLOBAL, INC.

(A development stage company)

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

Effective June 30, 2013, Ehouse entered into a Spinoff Agreement with Scott Corlett, its former President and largest shareholder, under which Ehouse assigned and transferred to Mr. Peplinski all of Ehouse’s rights, title and interest in and to the operating assets specifically associated with its packaging business in exchange for which Mr. Corlett agreed to assume the operating liabilities specifically associated with the packaging business as defined in the Agreement and return 198,000,000 shares of Ehouse’s common stock owned by him.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Net Income (Loss) Per Common Share

Basic Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2013.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company is in the development stage and had not begun generating revenues at September 30, 2013. It has no source of ongoing debt or equity financing and has working capital and net capital deficiencies.

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

NOTE 4 – NOTES PAYABLE

Senior Note

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

The Company also agreed to issue 1,000,000 newly-issued shares of its common stock to the lender. These shares have piggyback registration rights. These shares were issued on July 26, 2013 at which time there were 99,800,000 shares of common stock outstanding The Company recorded interest expense of $1,000 at the time of issuance of these shares. The interest expense was calculated for this issuance based on the par value of the shares issued or $0.001 per share. At the time of issuance, the Company had a stockholders’ deficit, no shares had been purchased for cash and there was no market in the shares.

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

Related Party Loan

The Company’s President has made a loan of $62,000 to the Company. The loan is interest-free and due on demand.

NOTE 5 –  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2013 through November 14, 2013, the date that these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

A summary of our operations for the nine months ended September 30, 2013 and 2012 follows:

Expenses	2013	2012
Management and administrative	$98,018	$-
Development costs	15,000	16,875
Interest	4,333	-
Other	3,639	2,492
Total	$120,990	$19,367

Management and administrative consists of the following:

Management fees	$32,000
Consulting fees	11,530
Accounting and audit	22,817
Travel and meeting	24,844
Marketing and other	6,827

Total	$98,018

The management fees were paid to the Company’s President.

The accounting fees include $8,000 paid to a Company director for services.

Development costs are costs associated with developing the products and packaging. All costs in 2013 were paid to a Company director for services.

Other expenses are principally postage and travel costs.

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

Our President has made a loan of $62,000 to the Company. The loan is interest-free and due on demand. Mr. Corlett does not have any obligation or commitment to provide additional loans.

We are and will continue to seek financing that is necessary to permit us to introduce our product line to the market but cannot give any assurances that we will be successful in doing so.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended September 30, 2013.

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

Ehouse Global, Inc.

(Registrant)

/s/ Scott Corlett

Scott Corlett

Title: President and Chief Financial Officer

November 15, 2013