Form 10-K
period 2013-12-31
EHOUSEGLOBAL, INC.
filed 2014-04-15
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-158584

EHOUSE GLOBAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	57-1221013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9974 Scripps Ranch Blvd. #182

San Diego, CA 92131

(Address of principal executive offices) (Zip Code)

(858) 459-0770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: the stock was not being traded on June 30, 2013.

At March 27, 2014, 132,410,400 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

EHOUSE GLOBAL, INC.

TABLE OF CONTENTS

	PART I

ITEM 1	BUSINESS	3

ITEM 1A	RISK FACTORS	8

ITEM 1B	UNRESOLVED STAFF COMMENTS	8

ITEM 2	PROPERTIES	8

ITEM 3	LEGAL PROCEEDINGS	9

ITEM 4	MINE SAFETY DISCLOSURES	9

	PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9

ITEM 6	SELECTED FINANCIAL DATA	11

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 8	FINANCIAL STATEMENTS	F-1

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16

ITEM 9A	CONTROLS AND PROCEDURES	13

ITEM 9B	OTHER INFORMATION	13

	PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14

ITEM 11	EXECUTIVE COMPENSATION	16

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	17

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	17

	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	18

PART I

ITEM 1. BUSINESS

Business Overview

Ehouse Global, Inc. (formerly Veterans In Packaging, Inc.) was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009. It changed its name to Ehouse Global, Inc. (the “Company”) in January 2013.

The Company sold protective packaging solutions for product shipment principally to defense contractors in New England.

As a result of a reverse merger with NutraLiquids and subsequent spinoff of the protective packaging business operations Ehouse ceased to be a company engaged in the commercial packaging market. Ehouse’s operations are now conducted through NutraLiquids and primarily consist of development of and plan to sell liquid nutritional beverages. The merger was accounted for as a reverse acquisition and recapitalization. NutraLiquids is the acquirer for accounting purposes, and Ehouse is the issuer.

Our current business

We are a development stage company. EHouse Global acquires, licenses and operates companies from around the world that seek distribution in North America. The company focuses on brands and products that are natural and environmentally focused. The acquisition and licensing model targets products that are highly scaleable and provide quantifiable value propositions. EHouse Global Inc. currently has one operating brand; Nutraliquids, which are liquid nutritional supplements.

Nutraliquids includes 16 different liquid nutritional products in single serving pouches with some products also available in 30 day supply, 30 ounce bottles. Each product is named by the vitamins, nutrients and natural ingredients it contains.

Products

We carry a line of natural liquid dietary aids and nutritional supplements in easy to use, conveniently packaging. Our products come in either unique single-serving pouches or 30 ounce bottles. Our products include:

•

AirarmorTM -Natural Herbal Cold & Flu Defense. Lemon-Line-Tangerine Flavor.

•

Cal Mag Zinc- Multi-benefit mineral supplement available in Strawberry, Blueberry and Pina Colada flavors.

•

Electric EnergyTM – Natural Concentrated Energy Shot. Strawberry-Trioberry Flavor.

•

KidsDailyTM - Comprehensive Daily Multivitamin for Children. Orange-Mango-Pineapple-Banana Flavor

•

LemonadeDetoxTM - Traditional Lemonade Cleansing Diet Formula. Lemonade Flavor.

•

Liquid Vitamin D3- Multi-Benefit Daily Supplement. Cherry Flavor.

•

LiquidDailyTM- Comprehensive Daily Multivitamin for Adults. Orange-Mango-Pineapple-Banana Flavor.

•

Omega369 – Multi-Benefit Vegetarian Omega 3-6-9 Complex available in Strawberry-Banana, Blueberry and Pina Colada flavors.

•

PreFadeTM- Natural Hangover Prevention. Lemon-Line-Tangerine Flavor.

•

ResteraTM- Natural Sleep Aid. Vanilla Cream Flavor.

•

SportflexTM- Joint Health with Antioxident Superfruit. Cranberry-Trioberry-Cherry-Apple.

•

TrimliteTM - Natural Caffeine-Free Diet Aid / Fat Burner. Tangy Berry Flavor

•

To date, we have not generated any revenues and we remain in the development stage. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Industry Overview

A study on the dietary supplement industry shows supplement sales of about $32 billion in revenue for just nutritional supplements alone in 2012, and it is projected to double, by topping $60 billion in 2021 according to the Nutritional Business Journal. Concerns about health care and aging have led to increased sales in nutritional supplements.

We believe there are several key demographic, healthcare and lifestyle trends driving the continued growth of our industry. These trends include:

•

Increasing awareness of nutritional supplements across major age and lifestyle segments of the U.S. population. We believe that awareness of the benefits of nutritional supplements is growing among active, younger populations, providing the foundation for our future consumer base. In addition, the average age of the U.S. population is increasing and data from the United States Census Bureau indicates that the number of Americans age 65 or older is expected to increase by approximately 36% from 2010 to 2020. We believe that these consumers are likely to increasingly use nutritional supplements and generally have higher levels of disposable income to pursue healthier lifestyles.

•

Increased focus on fitness and healthy living. We believe that consumers are trying to lead more active lifestyles and become increasingly focused on healthy living, nutritional and supplemental. According to the Nutrition Business Journal’s 2012 Supplement Business Report, 20% of the U.S. adult population (or 47 million people) were regular or heavy users of vitamins in 2011. We believe that growth in our industry will continue to be driven by consumers who increasingly embrace health and wellness as an important part of their lifestyles.

Participants in our industry include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online retailers, mail-order companies and a variety of other small participants. The nutritional supplements sold through these channels are divided into four major product categories: vitamins, minerals and health supplements; sports nutrition products; diet products; and other wellness products. Most supermarkets, drugstores and mass merchants have narrow nutrition supplement product offerings limited primarily to simple vitamins and herbs, with less knowledgeable sales associates than specialty retailers.

Competition

The industries in which we operate are highly competitive. Our competition in the beverage industry and nutraceuticals industry includes products owned by multinational corporations with significant financial resources. The energy shot market is dominated by 5-Hour Energy. The key areas of competition are pricing, packaging, development of new products and flavors as well as promotional and marketing strategies. Some of our products compete directly with other emerging recovery shot products. We also indirectly compete with other energy shot products from much larger well-known companies such as 5-Hour Energy, Stacker 2, Hangover Joe’s, and Red Bull. These more established energy shot companies have substantially greater financial, marketing and distribution resources than we do. We also have competitors in the nutritional supplement market. Our largest competitors are MusclePharm, Optimum Nutrition and BSN (Bio-Engineered Supplements and Nutrition), both owned by Glanbia Nutritionals, an international nutritional ingredients group.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, brand exposure and marketing as well as pricing. We also compete for distributors who will give our products more focus than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

We believe that our product compares favorably with other energy shot products and vitamin supplements because of our superior taste profile, unique packaging and diversity of products. Additionally, we believe that the single serving ready to drink market has been overlooked by many competitors.

Manufacturing and Packaging

We do not directly manufacture our products, but instead outsource the manufacturing process to third party laboratory and co-packing facility. Our co-packaging arrangements are terminable upon notice and do not obligate us to produce any minimum quantities of products within specified periods. Our manufacturer is Innovative Flex Pak. There is no written contract memorializing our relationship.

Marketing Strategy

We have engaged Aisle 9 for sales and customer acquisition, which gives us immediate nationwide coverage. Our nationwide sales team is already in place and visiting key retailers on a regular basis. By leveraging Aisle 9’s turnkey sales team, we did not have to undertake the unnecessary expense of building our own sales force. Aisle 9’s nationwide team of sales representatives promotes our new products throughout multiple distribution channels and they provide counsel on the best and most efficient way to maximize store penetration. NutraLiquids Utilizes Aisle 9’s unique position with key retailers and then applies the feedback we receive directly from the field to better position our products for success.

We are also considering our options in direct marketing and internet marketing. Direct sales through internet marketing and opt-in email marketing have a huge potential for success with even higher gross profit margins than we earn through retail outlets. The company is testing internet marketing campaigns through the nation’s top internet marketing firms such as Adconion Media Group (Formerly Frontline Direct). Adconion is currently serving over 290 million ad impressions per day worldwide and over 50 million daily impressions in the US. They base their platform on advanced techniques such as behavioral targeting, geotargeting, day-parting, re-targeting, re-search and client side conversion tracking.

Compliance with Government Regulation

The manufacturing, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by one or more federal agencies, including the FDA, Consumer Product Safety Commission, or CPSC, and the U.S. Department of Agriculture, or USDA. Advertising and other forms of promotion and methods of marketing are subject to regulation primarily by the U.S. Federal Trade Commission, or FTC, which regulates these activities under the Federal Trade Commission Act, or FTCA. The foregoing matters regarding our products are also regulated by various state and local agencies.

The Dietary Supplement Health and Education Act of 1994, or DSHEA, amended the Federal Food, Drug, and Cosmetic Act, or FFDC Act, to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. All of the products we market are regulated as dietary supplements under the FFDC Act.

Generally, under the FFDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before it is initially marketed. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that the ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of the dietary ingredient. The FDA recently issued draft guidance governing the notification for new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s “current thinking” on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, this manner of enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, which could increase our liability and reduce our growth prospects.

The Dietary Supplement Labeling Act of 2011, which was introduced in July 2011 (S1310), would amend the FFDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine (a non-governmental, nonprofit organization that provides advice to the public and decision makers, such as the FDA, concerning health issues) to identify dietary ingredients that cause potentially serious adverse effects, (iii) require warning statements for dietary supplements containing potentially unsafe ingredients and (iv) require that the FDA define the term “conventional food”. If the bill is reintroduced and enacted, it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

The Dietary Supplement Safety Act (S3002) was introduced in February 2010 and would repeal the provision of DSHEA that permits the sale of all dietary ingredients sold in dietary supplements marketed in the United States prior to October 15, 1994, and instead permit the sale of only those dietary ingredients included on a list of Accepted Dietary Ingredients to be issued and maintained by the FDA. The bill also would allow the FDA to: impose a fine of twice the gross profits earned by a distributor on sales of any dietary supplement found to violate the law; require a distributor to submit a yearly report on all non-serious adverse event reports received during the year to the FDA; and allow the FDA to recall any dietary supplement it determines with “a reasonable probability” would cause serious adverse health consequences or is adulterated or misbranded. The bill also would require any dietary supplement distributor to register with the FDA and submit a list of the ingredients in and copies of the labels of its dietary supplements to the FDA and thereafter update such disclosures yearly and submit any new dietary supplement product labels to the FDA before marketing any dietary supplement product. If this bill is reintroduced and enacted, it could severely restrict the number of dietary supplements available for sale and increase our costs and potential penalties associated with selling dietary supplements.

The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products at the point they are sold to end users. Such actions or warnings could be based on information received through FFDC Actmandated reporting of serious adverse events. The FDA in recent years has applied these procedures to require that consumers be warned to stop using certain dietary supplements. For businesses that have been subjected to these regulatory actions, sales have been reduced and the businesses have been required to pay refunds for recalled products.

In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

Under the current provisions of the FFDC Act, there are four categories of claims that pertain to the regulation of dietary supplements. First are health claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Second are nutrient content claims which describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Third are statements of nutritional support or product performance. The FFDC Act permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. These statements must be submitted to the FDA within 30 days of marketing and may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. The fourth category are drug claims, representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease, are prohibited from use in the labeling of dietary supplements, and we make no drug claims regarding our products.

We may make claims for our dietary supplement products regarding three of the four categories, that are statements of nutritional support, health claims and nutrient content claims when authorized by the FDA, or that otherwise are allowed by law. The FDA’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future, thereby requiring that we revise our labeling. These regulatory activities include those discussed above concerning products marketed before October 15, 1994 or afterwards, and the requirements of 75 days advance notice to the FDA before marketing products containing new dietary ingredients. There is no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may wish to market, and the FDA’s refusal to accept that evidence could prevent the marketing of the new dietary ingredients and dietary supplements containing a new dietary ingredient. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim, conventional food claim or an unauthorized version of a “health claim”, or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug. Our dietary supplements must also comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which became effective on December 22, 2007. This law amends the FFDC Act to mandate that we report to the FDA any reports of serious adverse events that we receive. Under the law, an “adverse event” is any health-related event associated with the use of a dietary supplement that is adverse, and a “serious adverse event” is any adverse event that results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect, or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent one of these outcomes. Serious adverse event reports received through the address or phone number on the label of a dietary supplement, as well as all follow-up reports of new medical information received within one year after the initial report, must be submitted to the FDA no later than 15 business days after the report is received. The law also requires recordkeeping for reports of non-serious adverse events as well as serious adverse events for six years following the event, and these records are subject to FDA inspection.

In June 2007, pursuant to the authority granted by the FFDC Act as amended by DSHEA, the FDA published detailed current good manufacturing practice, or cGMP, regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA’s interpretation of the regulations and their actual implementation in manufacturing facilities. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated”, and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

The FDA has also announced its intention to promulgate new cGMPs specific to dietary supplements, to fully enforce DSHEA and monitor compliance with the Bioterrorism Act of 2002. We intend to comply with the new cGMPs once they are adopted. The new cGMPs, predicted to be finalized shortly, would be more detailed and stringent than the cGMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged, produced and held in compliance with regulations similar to the cGMP regulations for drugs. There can be no assurance that, if the FDA adopts cGMP regulations for dietary supplements, we will be able to comply with the new regulations without incurring a substantial expense.

In addition, under the Food Safety Modernization Act, or FSMA, which was enacted on January 4, 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

Our failure to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

Our advertising of dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA empowers the FTC to prohibit unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination of any false advertisement for the purpose of inducing, directly or indirectly, the purchase of drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Additionally, under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may also be considered an unfair or deceptive practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.” This guide provides marketers of dietary supplements with guidelines for applying FTC law to dietary supplement advertising and reiterates and explains the FTC’s “reasonable basis” determination. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify that such claims are adequately substantiated.

The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Any violation could have a material adverse effect on our business, financial condition and results of operations.

As a result of our efforts to comply with applicable statutes and regulations in the United States and elsewhere, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain advertising claims. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition and results of operations.

Advertising and labeling for dietary supplements and conventional foods are also regulated by state, county and other local governmental authorities. Some states also permit these laws to be enforced by private attorney generals. These private attorney generals may seek relief for consumers, seek class action certifications, seek class-wide damages, seek class-wide refunds and product recalls of products sold by us. There can be no assurance that state and local authorities will not commence regulatory action, which could restrict the permissible scope of our product advertising claims, or products that can be sold in the future.

Possible New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. For example, although not yet reintroduced in this session of Congress, bills have been repeatedly proposed in past sessions of Congress which would subject the dietary ingredient dehydroepiandrosterone, or DHEA, to the requirements of the Controlled Substances Act, which would prevent the sale of products containing DHEA. In March 2009, the General Accounting Office, or GAO, issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements, not just serious adverse events; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Employees

The Company currently has two full time employees, Scott Corlett and Dace Corlett.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

The Company does not own any property and rents space on an as-needed basis from Regus, a provider of flexible workspace. Because the Company outsources most of its operations, the need for space is infrequent.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been trading on the OTCBB under the symbol EHOS. OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by brokerdealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Price range of common stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal December 31, 2013

	High	Low
First Quarter (January 1, 2013 – March 31, 2013)(1)	$-	$-
Second Quarter (April 1, 2013 – June 30, 2013)(1)	$-	$-
Third Quarter (July 1, 2013 – September 30, 2013)	$.30	$.30
Fourth Quarter (October 1, 2013 – December 31, 2013)	$.34	$.03

___________________________

(1) A public market for our common stock did not exist prior to July 2013.

Common Stock

As of December 31, 2013, our Articles of Incorporation authorized the issuance of up to 250,000,000 shares of common stock, par value $0.001 per share.

On March 19, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from two hundred fifty million (250,000,000) shares of common stock, par value $0.001 per share, to seven hundred fifty million (750,000,000) shares of common stock, par value $0.001 per share, a copy of which is attached as Exhibit 3.2 to this report and is incorporated herein by reference.

Preferred Stock

On December 31, 2013 there were no preferred shares authorized, issued or outstanding.

On March 18, 2014, the board of directors of Ehouse Global, Inc. (the “Company”) determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to five hundred thousand (500,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series A Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof. The board of directors authorized the Series A Preferred Stock pursuant to the authority given to the board of directors under the Articles of Incorporation, which authorizes the issuance of up to two hundred fifty one million (251,000,000) shares of authorized stock, par value $0.001 per share, and authorizes the board of directors, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established. The Certificate of Designation was filed as an amendment to the Company’s Articles of Incorporation with the State of Nevada on March 18, 2014.

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to five hundred (500) votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

Holders

As of April 15, 2014 there were 25 stockholders of record holding an aggregate of 146,151,750 shares of the Company’s common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Recent Sales of Unregistered Securities

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Our Business

EHouse acquires or licenses brands from around the world that seek distribution in North America. The Company focuses on brands and products that are natural and environmentally-focused. The acquisition and licensing model targets products that are highly scaleable and provide quantifiable value propositions. The team is comprised of senior executives and industry experts in Manufacturing, PR, Sales, Distribution and Logistics. EHouse Global Inc. currently has one operating brand; Nutraliquids, which are liquid nutritional supplements. Operations are currently are now conducted through NutraLiquids and primarily consist of development of and plan to sell liquid nutritional beverages. NutraLiquids develops nutraceutical vitamin, supplement and functional beverage products for the consumer packaged goods industry. The Company develops unique products based on natural ingredients with packaging for the general retail market. The Company’s products target online retailers, grocery stores, pharmacies, convenience stores and big box retailers. The Company has developed all of its products internally and has many years of experience in liquid vitamin and supplement experience. The company develops unique products like Restera, an all-natural sleep support product and AirArmour, a natural immunity support product. The products are packaged in retail ready boxes which can be simply opened and placed on store shelves and register counters. The company has introduced 16 nutraceutical products using natural ingredients packaged in single serving ready to drink pouches and 30 ounce 30 day supply bottles.

Results of Operations

Operating Expenses

Operating costs were incurred in the amount of $211,246 and $29,533 in 2013 and 2012, respectively and $346,291 cumulative since inception. The operating expenses increased significantly as our operations expanded and we prepared for roll out of our newly developed products.

Other income and expense

Other income and expense was primarily financing costs including interest and amounted to $51,517 for 2013 and cumulative since inception.

Net Loss

The Company had a net loss in the amount of $262,763 in 2013, compared to a net loss of $29,533 for 2012 and a net loss of $397,808 since inception. .

Liquidity and Capital Resources

The Company has 14,779 of cash on hand as of December 31, 2013. We currently have very limited cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

As discussed above, the Company had a net loss of $262,763 for the year ended December 31, 2013. The Company also had a stockholder's deficiency of $297,008 and a working capital deficiency of $278,008 as of December 31, 2013 and cash used in operations since re-entering the development stage of $329,021. As noted in report of independent registered public accountant firm, this raises substantial doubt about of the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company's ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2013. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EHOUSE GLOBAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Ehouse Global, Inc. dba Nutraliquids

(Formerly Veterans In Packaging, Inc., a development stage company)

Springfield, MA

We have audited the accompanying consolidated balance sheets of Ehouse Global, Inc. dba Nutraliquids (formerly Veterans in Packaging, Inc., the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended and for the period from inception (December 14, 2010) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the two years then ended and for the period from inception (December 14, 2010) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L. L. Bradford & Company, LLC

L. L. Bradford & Company, LLC

Houston, TX

April 11, 2014

EHOUSE GLOBAL, INC.

(formerly Veterans in Packaging, Inc.)

Balance Sheets

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash	$14,779	$1,606
Other current assets	-	8,370
Prepaid expenses	5,664	-
Debt offering costs	3,122	-
Total current assets	23,565	9,976

Total assets	$23,565	$9,976

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$30,600	$26,221
Notes payable	100,000	-
Notes payable - related party	75,000	-
Convertible Debt, Net of debt discount of $46,399	6,601	-
Derivative Liabilities	89,372
Total current liabilities	301,573	26,221

STOCKHOLDERS' DEFICIT

Stockholders' deficit:
Preferred stock: $0.001 par value, 1,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock: $0.001 par value, 250,000,000 shares authorized;
99,800,000 and 98,800,000 shares issued and outstanding
at December 31, 2013 and 2012, respectively	99,800	98,800
Additional paid-in capital	20,000	20,000
Accumulated deficit	(397,808)	(135,045)
Total Stockholders' deficit	(278,008)	(16,245)

Total liabilities and stockholders' deficit	$23,565	$9,976

The Accompanying Notes are an Integral Part of These Financial Statements.

EHOUSE GLOBAL, INC.

dba Nutraliquids

(formerly Veterans in Packaging, Inc.)

Statements of Operations

For the Years Ended December 31, 2013 and 2012

	For the years ended December 31,		Period from December 14, 2010 (Inception) to December 31,
	2013	2012	2013
Operating expenses

General and administrative expenses	$196,246	$4,020	$189,828
Other expenses	-	16,838	137,038
Developmental costs	15,000	8,675	19,425
Total operating expenses	211,246	29,533	346,291

Loss from operations	(211,246)	(29,533)	(346,291)

Other Income (Expense)

Interest expense	(7,666)	-	(7,666)
Derivative expenses	(91,346)	-	(91,346)
Change in fair value of embedded derivative liabilities	54,974	-	54,974
Amortization expense – debt discount	(6,601)	-	(6,601)
Amortization expense – debt offering costs	(878)	-	(878)
Total other Income (Expense)	(51,517)	-	(51,517)

Net loss	$(262,763)	$(29,533)	$(397,808)

Net loss per common share: Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and diluted	99,133,333	98,800,000

The Accompanying Notes are an Integral Part of These Financial Statements.

EHOUSE GLOBAL, INC.

(formerly Veterans in Packaging, Inc.)

Statement of Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

				Accumulated Deficit
			Additional Paid-in Capital		Total Stockholders' Equity (Deficit)
	Common Stock, $0.001 Par Value
	Shares	Amount

Share exchange at inception (December 14, 2010) between NutraLiquids, Inc. as the accounting acquirer and Ehouse as the legal acquirer	98,800,000	$98,800	$-	$(96,465)	$2,335

Balances, December 31, 2010	98,800,000	98,800	-	(96,465)	2,335

Net loss	-	-	-	(9,047)	(9,047)

Balances, December 31, 2011	98,800,000	98,800	-	(105,512)	(6,712)

Capital contribution	-	-	20,000	-	20,000

Net loss	-	-	-	(29,533)	(29,533)

Balances, December 31, 2012	98,800,000	98,800	20,000	(135,045)	(16,245)

Issuance of shares in connection with Senior Note	1,000,000	1,000	-	-	1,000

Net loss	-	-	-	(262,763)	(262,763)

Balances, December 31, 2013	99,800,000	$99,800	$20,000	$(397,808)	$(278,008)

The Accompanying Notes are an Integral Part of These Financial Statements..

EHOUSE GLOBAL, INC.

(formerly Veterans in Packaging, Inc.)

Statements of Cash Flows

 For the Years Ended December 31, 2013 and 2012

			Period from
	For the years ended December 31,		December 14, 2010
			(Inception) to
			December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(262,763)	$(29,533)	$(397,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt offering costs	878	-	878
Amortization of debt discount	6,601	-	6,601
Change in fair value of derivative liabilities	(54,974)	-	(54,974)
Derivative expense	91,346	-	91,346
Change in operating assets and liabilities:
Net operating assets and liabilities	-	11,026	-
Other current assets	8,370	-	-
Prepaid expenses	(5,664)	-	(5,664)
Accounts payable & Accrued expenses	4,379		30,600
Net cash used in operating activities	(211,827)	(18,507)	(329,021)

Cash flows from financing activities:
Direct offering costs paid	(3,000)	-	(3,000)
Proceeds from issuance of convertible note	53,000	-	53,000
Proceeds from note payable	100,000	-	100,000
Proceeds from note payable - related party	75,000	-	75,000
Capital Contribution	-	20,000	118,800
Net cash provided by financing activities	225,000	20,000	343,800

Increase cash and cash equivalents	13,173	1,493	14,779
Cash and cash equivalents at beginning of period	1,606	113	-
Cash and cash equivalents at end of period	$14,779	$1,606	$14,779

Supplementary disclosure of non-cash financing activity:
Issuance of common stock in connection with note payable	$1,000	$-	$1,000
Debt discount recorded on convertible note accounted for as a derivative liability	$53,000	$-	$53,000

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements..

EHOUSE GLOBAL, INC.

dba Nutraliquids

(Formerly Veterans in Packaging, Inc., a Development Stage Company)

December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Ehouse Global, Inc. (formerly Veterans In Packaging, Inc.) was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009. It changed its name to Ehouse Global, Inc. (the “Company”) in January 2013.

Reverse Merger and Spinoff

We entered into a Share Exchange Agreement effective April 30, 2013 (the “Exchange Agreement”) by and among (i) Ehouse (ii) NutraLiquids, LLC and (iii) the shareholders of NutraLiquids, pursuant to which the holders of 100% of the outstanding units of NutraLiquids transferred to us all of the units of NutraLiquids in exchange for the issuance of 52,000,000 shares of our common stock. As a result of the Share Exchange, NutraLiquids became a wholly-owned subsidiary of Ehouse.

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

We entered into an Assignment and Assumption Agreement (the “Spin-off Agreement”) with Ed Peplinski, Veterans in Packaging former President and largest shareholder, under which we assigned and transferred to Mr. Peplinski all of our rights, title and interest in and to the operating assets specifically associated with its packaging business sand assumed the liabilities specifically associated with the packaging business as defined in the Agreement and return 198,000,000 shares of our common stock owned by him.

As a result of the Spinoff Agreement, we ceased to be a company engaged in the commercial packaging market. Our operations are now conducted through NutraLiquids and primarily consist of development of and plan to sell liquid nutritional beverages.

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

NOTE 2 – BUSINESS OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NutraLiquids develops nutraceutical vitamin, supplement and functional beverage products for the consumer packaged goods industry.

Basis of Presentation

Our consolidated financial statements include the accounts of Ehouse Global Inc. consolidated with our wholly-owned subsidiary NutraLiquids, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Impact of New Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the current nature of these instruments. Debt approximates fair value based on interest rates available for similar financial arrangements. Derivative liabilities which have been bifurcated from host convertible debt agreements are presented at fair value.

The following is the major category of liabilities measured at fair value on a recurring basis as of December 31, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

December 31, 2013

Derivative liabilities	Level 3	$89,372

Debt offering costs and debt discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Income Taxes

The Company accounts for income taxes using the asset and liability method under the FASB Accounting Standards Codification (ASC) Section 740-10-30. Deferred income tax assets and liabilities are provided for based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Original issue discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Commitments and Contingencies

The Company follows FASB ASC 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net Income (Loss) Per Common Share

Basic Net income (loss) per common share is computed pursuant to FASB ASC 260-10-45. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Subsequent Events

The Company follows the guidance in FASB ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued or available to be issued.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have very limited financial resources, with working capital and net shareholder deficits and had generated no revenue through December 31, 2013.

We have actively developed and plan to introduce sixteen different liquid nutritional products into the market. While we are undertaking our business plan to generate additional revenues, our cash position may not be sufficient to support our basic business plan and product distribution efforts. Management believes that the actions presently underway to introduce our products to the marketplace have a realistic chance of succeeding. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations or obtain adequate financing.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INCOME TAXES

We have experienced losses since inception and have a net operating loss for federal income tax purposes of approximately $398,000. A net deferred tax asset resulting from this loss carry forward in the approximate amount of $159,000 has been offset by a valuation allowance in the same amount based upon our assessment of the probability of its realization.

NOTE 5 – NOTE PAYABLE

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

The Company also agreed to issue 1,000,000 newly-issued shares of its common stock to the lender. These shares have piggyback registration rights. These shares were issued on July 26, 2013 at which time there were 99,800,000 shares of common stock outstanding. The Company capitalized the $1,000 as debt issue costs at the time of issuance of these shares which will be amortized over the life of the debt. The valuation for this issuance was based on the par value of the shares issued or $0.001 per share. At the time of issuance, the Company had a stockholders’ deficit, no shares had been purchased for cash and there was no market in the shares.

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

NOTE 6 – CONVERTIBLE DEBT

On November 27, 2013, the Company entered into an agreement whereby the Company will issue up to $53,000 in a convertible note. The note matures on August 27, 2014 and bears an interest rate of 12%. The conversion price equals the “Variable Conversion Price”, which is 58% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less debt issue costs of $3,000. As of December 31, 2013, the convertible note balance and accrued interest is $53,388.

The Company identified conversion features embedded within this convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Description	Amount
Fair value at the commitment date for convertible instruments	$144,346
Change in fair value of embedded derivative liability	(54,974)
Derivative liability - December 31, 2013	$89,372

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the year ended December 31, 2013 of $91,346.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2013:

Assumption	Commitment Date	Remeasurement Date
Expected dividends:	0%	0%
Expected volatility:	391%	371%
Expected term (years):	0.75	0.65
Risk free interest rate:	0.13%	0.13%

NOTE 7 – DEBT – RELATED PARTY

The Company’s President has made loans of $75,000 to the Company. The loans are interest-free and due on demand.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

The share exchange agreement between NutraLiquids, Inc. as the accounting acquirer and Ehouse as the legal acquirer effective April 30, 2013 resulted in the retroactive recognition of the common stock issuance of Ehouse on inception of business of the accounting on December 14, 2010.

On May 3, 2012, the company received a $20,000 contribution to capital from an existing shareholder for no additional shares.

On July 19, 2013, the Company issued 1,000,000 shares of common stock in connection with an agreement with a finance corporation to actively seek additional financing for the company. As there was no active trading market for the company’s shares, the share issuance was reflected at par value of $1,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2013 through April 15, 2014, the date that these financial statements were available to be issued.

Series A Preferred Shares

On March 18, 2014, the board of directors of EHouse Global, Inc. (the “Company”) determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to five hundred thousand (500,000) shares of a new series of preferred stock, par value $0.001 per share, designated ”Series A Preferred Stock," for which the board of directors established the rights, preferences and limitations thereof. The board of directors authorized the Series A Preferred Stock pursuant to the authority given to the board of directors under the Articles of Incorporation, which authorizes the issuance of up to two hundred fifty one million (251,000,000) shares of authorized stock, par value $0.001 per share, and authorizes the board of directors, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established. The Certificate of Designation was filed as an amendment to the Company’s Articles of Incorporation with the State of Nevada on March 18, 2014.

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to five hundred (500) votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The summary of the rights, privileges and preferences of the Series A Preferred Stock described above is qualified in its entirety by reference to the Articles of Amendment, a copy of which is attached as Exhibit 3.1 to this report and is incorporated herein by reference.

Amendment to Articles of Incorporation

On March 19, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from two hundred fifty million (250,000,000) shares of common stock, par value $0.001 per share, to seven hundred fifty million (750,000,000) shares of common stock, par value $0.001 per share, a copy of which is attached as Exhibit 3.2 to this report and is incorporated herein by reference.

Unregistered Sales of Equity Securities.

On March 18, 2014, the Company issued an aggregate of 500,000 shares of Series A Preferred Stock to Mr. Scott Corlett, the Company’s President, Chief Executive Officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company.

As a holder of outstanding shares of Series A Preferred Stock, Mr. Corlett is entitled to five hundred (500) votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The shares of preferred stock described above were not registered under the Securities Act of 1933 and are restricted securities. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that Mr. Corlett is the Chief Executive Officer and Director of the Company. Mr. Corlett acquired these shares for his own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company's internal control over financial reporting was effective for the purposes for which it is intended. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Dutchess Investment Agreement

On January 23, 2014, we entered into an investment agreement with Dutchess Opportunity Fund, II, LP, a New York limited liability company (“Dutchess”). Pursuant to the terms of the Dutchess Investment Agreement, Dutchess committed to purchase up to $10,000,000 of our common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) months period commencing from the effectiveness of the registration statement, we may deliver a put notice to Dutchess which states the dollar amount that we intend to sell to Dutchess on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred and fifty percent (200%) of the average daily volume of the common stock up to $250,000 for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by Dutchess shall be calculated at a twenty percent (20%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately prior to the receipt by Dutchess of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the Dutchess Investment Agreement.

In connection with the Dutchess Investment Agreement, we also entered into a registration rights agreement with Dutchess, pursuant to which we are obligated to file a registration statement with the SEC covering 244,500,000 shares of our common stock underlying the Dutchess Investment Agreement within 21 days after the closing of the transaction. We plan to file this registration statement shortly after filing this Form 10-K. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the Dutchess Investment Agreement.

The Dutchess Investment Agreement may not be transferred and the benefits attached thereto may not be assigned.

We plan to use the proceeds from the sale of the common stock under the Dutchess Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith deem to be in the best interest of the Company.

Consulting Agreement

On January 25, 2014, the Company signed an investor relations service agreement with the Circadian Group (the “Service Provider”) pursuant to which the Company engages the Service Provider to provide investor relations services for an initial twelve (12) month period commencing on the date of the agreement. The company agreed to the pay the Service Provider $2,500 per month in exchange for a variety of investor relations services. These services include, but are not limited to: (1) press releases, website and all other media creation and consultation, (2) email newsletter blasting to the Service Provider’s investor list, (3) shareholder identification, survey and tracking model analysis and consultation and (4) update and input accurate fundamental corporate data into identified financial outlets.

Series A Preferred Stock

On March 18, 2014, the Company issued 500,000 shares of Series A Preferred Stock to Scott Corlett, the President and Chief Executive Officer of the Company at the time, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. As a holder of outstanding shares of Series A Preferred Stock, Mr. Corlett is entitled to five hundred (500) votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all of the Officers of the Company, their respective ages and positions with the Company as of December 31, 2013.

Name Age Position

Scott Corlett	50	Chairman and President
Dace Corlett	45	Director
Michael Murray	66	Director

Scott Corlett - Chief Executive Officer, Chief Financial Officer and Chairman of the Board and Director

In his 28 years as a senior executive Scott Corlett has led companies in roles of President, CEO, and Chairman of the Board. He has spent the past five years developing the Nutraliquids brand. He has raised millions of dollars for companies to drive rapid growth and position themselves as market leaders. Scott has built multiple companies to national and international distinction, from angel and venture funded startups to becoming the leading provider in each of the various marketplaces with hundreds of employees worldwide, all while positioning the company as the model of corporate integrity. In 1997, he sold one of his companies to a public company, creating one of the most notable publicly traded companies in its industry. Corlett's vision and business acumen have made him one of the most influential and widely quoted serial entrepreneurs. His leadership and determination enable organizations to outpace their peers, to grow while others have collapsed, to leverage market opportunities in good economies and bad, and to claim the leadership mantle as the greatest companies in their space. Corlett is a YPO member and graduated from MIT’s Birthing of Giants Program in 2001. He is an avid marathoner and swimmer.

Dace Corlett - Director

Dace Corlett, 45. Dace attended the California Culinary Academy and has since built on her culinary foundation to include studies on nutritional therapies and nutrition related illness. Believing that poor nutrition is the root of most modern day disease she strives to help people eat a more nutrient dense diet and leverage the use of good quality supplements to balance their diets and help to compensate for nutritional deficiencies. Dace’s current studies will allow her to develop even more compelling supplements for Nutriliquids.  Her background and experience in the nutritional field will be an asset to the Board.

Michael Murray - Director

Michael Murray, 66, is a certified public accountant with over thirty years of experience working in corporate accounting for small businesses. Mr. Murray has worked for a wide variety of companies in various corporate management positions  including Detroit Edison, the Smith Group, Quintiles, The First American Corporation and Comerica Bank. From 1982-1988, Mr. Murray handled accounting matters for the Saudi Arabian family in London, Switzerland and Riyadh.  Since 2003, Mr. Murray has been self-employed for Murray & Associates serving individuals and small business clients. Murray & Associates is a consulting business for small companies, and handles general corporate and financial matters, including developing internal accounting procedures, forming corporations and LLCs and assisting in tax filings and audits.  Mr. Murray has been with the Company since its inception, handling general corporate matters.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Mr. Scott Corlett is married to Ms. Dace Corlett.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

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

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee. We do not have an audit committee financial expert serving on our Board of Directors.

Potential Conflicts of Interest

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2013 and 2012 in all capacities for the accounts of our executives:

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Scott Corlett	2013		-	-	-	-	-	-
	2012		-	-	-	-	-	-

There is no employment contract with Mr. Corlett at this time; nor are there any agreements for compensation in the future. Mr. Corlett’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our obligations.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of December 31, 2013.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

Outstanding Equity Awards as Fiscal Year End

There are no outstanding equity awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 5, 2014 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 9974 Scripps Ranch Blvd. #182, San Diego, CA 92131.

	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (2)
Directors and Executive Officers
Scott Corlett, Chairman and President	42,900,000	29.35%	500,000	100%
Dace Corlett, Director(3)	42,900,000	29.35%	500,000	100%
Michael Murray, Director	5,200,000	3.55%	-	-
All directors and officers as a group (3 people)	48,100,000	32.91%	500,000	100%

(1) Based on 146,151,750 shares of common stock issued and outstanding as of March 27, 2014.

(2) Based on 500,000 shares of Series A preferred stock issued and outstanding as of April 15, 2014. Each share of Series A Preferred Stock has voting rights of 500 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 250,000,000.

(3) Dace Corlett is the wife and beneficial owner of all stock issued to Scott Corlett.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, there have been no transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2013 and December 31, 2012, we were billed approximately $12,350 and $17,200 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2013 and December 31, 2012.

Tax Fees

For the Company's fiscal years ended December 31, 2013 and December 31, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and December 31, 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and pre-approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1.

Financial Statements

2.

Financial Statement Schedules

3.

Exhibits

Exhibit	Title of Document
No.
3.1(a)	Certificate of Incorporation, incorporated by reference
3.1(b)	Certificate of Designation for Series A Preferred Stock, incorporated by reference
3.2	Bylaws, incorporated by reference
10.1	Investment Agreement dated January 23, 2014 with Dutchess Capital
10.2	Registration Rights Agreement dated January 23, 2014 with Dutchess Capital
31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EHOUSE GLOBAL, INC.

By: /s/ Scott Corlett

Scott Corlett

Chief Executive Officer

(Duly Authorized Officer, and Principal

Executive Officer and interim Principal

Financial Officer)

Dated: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Corlett	President, CEO, Principal Executive	April 15, 2014
Scott Corlett	Officer, Interim Principal Financial Officer and Principal Accounting Officer

/s/ Dace Corlett	Director	April 15, 2014
Dace Corlett

/s/ Michael Murray	Director	April 15, 2014
Michael Murray