Form 10-Q/A
period 2013-06-30
EHOUSE GLOBAL, INC.
filed 2014-05-05
CIK 1452580

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

Explanatory Note

Ehouse Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 16, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

ITEM 6 – EXHIBITS

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

* Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 16, 2013.

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

April 30, 2014

3