Form 10-Q
period 2014-03-31
EHOUSE GLOBAL, INC.
filed 2014-05-20
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ . No   ☐    .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    . No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	.	Accelerated filer	☐
Non-accelerated filer ☐	. (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ . No  ☒ .

The number of shares of the Registrant’s Common Stock outstanding as of May 15, 2014 was 183,358,687, all of one class, $.001 par value per share

EHOUSE GLOBAL, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

EHOUSE GLOBAL, INC.

FINANCIAL STATEMENTS

ITEM 1. Financial Information

EHOUSE GLOBAL, INC.

dba Nutraliquids

Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$82,101	$14,779
Prepaid expenses	5,664	5,664
Debt offering costs	10,378	3,122
Total current assets	98,143	23,565
Furniture and Equipment	1,131	-

Total assets	$99,274	$23,565

LIABILITIES
Current liabilities:
Accounts payable & accrued expenses	$41,304	$30,600
Notes payable	-	100,000
Notes payable - related party	75,000	75,000
Convertible Debt, Net of debt discount of $223,350 and $46,399, respectively	115,278	6,601
Derivative Liabilities	1,092,313	89,372
Total current liabilities	1,323,895	301,573

STOCKHOLDERS' DEFICIT
Stockholders' deficit:

Preferred stock: $0.001 par value, 1,000,000 shares authorized; 500,000 and 0 shares issued and outstanding	500	-
Common stock: $0.001 par value, 750,000,000 shares authorized; 149,563,590 and 99,800,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	149,564	99,800
Additional paid-in capital	584,784	20,000
Accumulated deficit	(1,959,469)	(397,808)
Total Stockholders' deficit	(1,224,621)	(278,008)
Total liabilities and stockholders' deficit	$99,274	$23,565

The Accompanying Notes are an Integral Part of These Financial Statements

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statements of Operations

(Unaudited)

			Period from
			December 14, 2010
	For the three months ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
Operating expenses:
General and administrative expenses	$426,032	$-	$615,860
Other expenses	-	(3,514)	137,038
Developmental costs	-	-	19,425
Total operating expenses	426,032	(3,514)	772,323
Loss from operations	426,032	(3,514)	772,323
Other Income (Expense)
Interest expense	(12,600)	-	(20,266)
Derivative expenses	(979,168)	-	(1,070,514)
Change in fair value of embedded derivative liabilities	(68,818)	-	(13,844)
Amortization expense - debt discount	(71,549)	-	(78,150)
Amortization expense - debt offering costs	(3,494)	-	(4,372)
Total other Income (Expense)	(1,135,629)	-	(1,187,146)
Net loss	$(1,561,661)	$3,514	$(1,959,469)
Net loss per common share:
Net loss per share, basic and diluted	$(0.01)	$0.00
Weighted average number
of common shares outstanding: Basic and diluted	115,620,378	98,800,000

The Accompanying Notes are an Integral Part of These Financial Statements

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statements of Changes in Shareholders’ Equity (Deficit)

For the Period from Inception (December 14, 2010) to March 31, 2014

(Unaudited)

					Additional		Total
	Preferred Stock, Series A		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Share exchange at inception (December 14, 2010) between NutraLiquids, Inc. as the accounting acquirer and Ehouse as the legal acquirer	-	$-	98,800,000	$98,800	$-	$(96,465)	$2,335

Balances, December 31, 2010	-	-	98,800,000	98,800	-	(96,465)	2,335

Net loss	-	-	-	-	-	(9,047)	(9,047)

Balances, December 31, 2011	-	-	98,800,000	98,800	-	(105,512)	(6,712)

Capital contribution	-	-	-	-	20,000	-	20,000

Net loss	-	-	-	-	-	(29,533)	(29,533)

Balances, December 31, 2012	-	-	98,800,000	98,800	20,000	(135,045)	(16,245)

Issuance of shares in connection with Senior Note	-	-	1,000,000	1,000	-	-	1,000

Net loss	-	-	-	-	-	(262,763)	(262,763)

Balances, December 31, 2013	-	-	99,800,000	99,800	20,000	(397,808)	(278,008)

Preferred stock issued for services	500,000	500	-	-	190,631	-	191,131

Common stock issued for services ($0.12/share)	-	-	500,000	500	62,000	-	62,500

Reclassification of derivative liability associated with convertible debt	-	-	-	-	293,545	-	293,545

Convertible debt and accrued interest converted into common stock	-	-	49,263,590	49,264	18,608	-	67,872

Net loss	-	-	-	-	-	(1,561,661)	(1,561,661)

Balances, March 31, 2014	500,000	$500	149,563,590	$149,564	$584,784	$(1,959,469)	$(1,224,621)

The Accompanying Notes are an Integral Part of These Financial Statements

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statements of Cash Flow

(Unaudited)

			Period from
			December 14, 2010
	For the three months ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(1,561,661)	$3,514	$(1,959,469)
Adjustments from net loss to net cash used in operating activities:
Common stock issued for services	62,500	-	62,500
Preferred stock issued for services	191,131	-	191,131
Depreciation expense	49	-	49
Amortization of debt offering costs	3,494	-	4,372
Amortization of debt discount	71,549	-	78,150
Change in fair value of derivative liabilities	68,818	-	13,844
Derivative expense	979,168	-	1,070,514
Change in operating assets and liabilities:
Prepaid expenses	-	-	(5,664)
Accounts payable & Accrued expenses	10,704	-	41,304
Net cash used in operating activities	(174,248)	3,514	(503,269)
Cash flows from investing activities:
Purchase of equipment	(1,180)	-	(1,180)
Net cash used in investing activities	(1,180)	-	(1,180)
Cash flows from financing activities:
Direct offering costs paid	(5,750)	-	(8,750)
Proceeds from issuance of convertible notes	248,500	-	301,500
Proceeds from note payable	-	-	100,000
Proceeds from note payable - related party	-	-	75,000
Capital Contribution	-	-	118,800
Net cash provided by financing activities	242,750	-	586,550
Increase cash and cash equivalents	67,322	3,514	82,101
Cash and cash equivalents at beginning of period	14,779	1,606	-
Cash and cash equivalents at end of period	$82,101	$5,120	$82,101
Supplementary disclosure of non-cash financing activity:
Issuance of common stock in connection with note payable	$-	$-	$1,000
Non-cash additions to convertible note balance	$5,000	$-	$5,000
Debt discount on convertible debt accounted for as a derivative liability	$248,500	$-	$248,500
Reclassification of derivative liability to additional paid-in-capital	$293,545	$-	$293,545
Note payable reclassified to convertible debt	$100,000	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$67,872	$-	$67,872
Debt discount on convertible note accounted for as a derivative liability	$-	$-	$53,000

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Ehouse Global, Inc. (the “Company”) prepared these financial statements in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, the Company has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2014. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The income statement for the three months ended March 31, 2014 cannot necessarily be used to project results for the full year.

NOTE 2 – BUSINESS OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Furniture and Equipment

Furniture and equipment are stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

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

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

The computation of basic and diluted loss per share at March 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

March 31, 2014

Convertible Debt (Exercise price - $0.001 - $0.0025/share)	230,398,338

Subsequent Events

The Company follows the guidance in FASB ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued or available to be issued.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have very limited financial resources, with working capital and net shareholder deficits and had generated no revenue through March 31, 2014.

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

NOTE 4 - Fair Value of Financial Instruments

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

The following is the major category of liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		March 31, 2014	December 31, 2013

Derivative Liabilities	Level 3	$1,092,311	$89,372

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2014, property and equipment consisted of office furniture purchased during the three months ended March 31, 2014 for $1,180 with an estimated useful life of 3 years.

Depreciation expense for the three months ended March 31, 2014 totaled $49.

NOTE 6 – NOTE PAYABLE

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

On January 31, 2014, the debt holder entered into a securities settlement agreement whereby the note was transferred over to a third party. In connection with the transfer, an additional $5,000 of principal was recorded which was treated as debt issue costs, interest was changed to a guaranteed 10% and a conversion clause was added. The conversion price equals 25% of the lowest traded price during the 20 trading days prior to the conversion.

The Company identified conversion features embedded within this convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability and recorded a derivative liability and derivative expense of $518,396 on the day of the amendment – See note 5.

During the three months ended March 31, 2014, the Company entered into the following conversion agreements in connection with this note agreement:

	Principal	Shares	Conversion
Date	Converted	Issued	Price

January 31, 2014	12,450	4,980,020	0.0025
February 11, 2014	10,457	5,228,555	0.0020
February 19, 2014	7,521	5,489,425	0.0014
February 26, 2014	8,289	6,050,000	0.0014
March 4, 2014	7,953	6,362,400	0.0013
March 11, 2014	7,700	6,695,400	0.0012
March 20, 2014	7,046	7,045,950	0.0010
March 27, 2014	6,457	7,421,840	0.0009

As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $45,782 and $106,152, respectively.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

NOTE 7 – CONVERTIBLE DEBT

On November 27, 2013, the Company entered into an agreement whereby the Company will issue up to $53,000 in a convertible note. The note matures on August 27, 2014 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 58% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less debt issue costs of $3,000. As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $54,463 and $53,388, respectively.

On January 28, 2014, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note. The note matures on October 30, 2014 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 58% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $75,000 proceeds, less debt issue costs of $3,500 on February 11, 2014. As of March 31, 2014, the convertible note balance and accrued interest is $79,602.

On January 30, 2014, the Company entered into an agreement whereby the Company will issue up to $335,000 in a convertible note subject to a $35,000 original issue discount (OID).  The note matures on January 30, 2016, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 12% will be applied to the principal.  The conversion price equals the lesser of $0.012 or the “Variable Conversion Price”, which is 60% of the “Market Price”, which is lowest trading prices for the common stock during the twenty-five (25) trading day period prior to the conversion. The Company received $25,000 proceeds on February 6, 2014.

On January 31, 2014, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note. The note matures on July 31, 2014 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 25% of the “Market Price”, which is the lowest closing bid price for the common stock during the twenty (20) trading day period prior to the conversion. The Company received $50,000 proceeds on January 31, 2014 and the remaining $50,000 on February 14, 2014. As of March 31, 2014, the convertible note balance and accrued interest is $101,674, respectively.

On March 17, 2014, the Company entered into an agreement whereby the Company will issue up to $45,000 in a convertible note. The note matures on March 17, 2015 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 55% of the “Market Price”, which is the lowest closing bid price for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $42,750 proceeds, less debt issue costs of $2,250 on March 26, 2014. As of March 31, 2014, the convertible note balance and accrued interest is $45,138.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

Debt Issue Costs

During the three months ended March 31, 2014 and year ended December 31, 2013, the Company paid debt issue costs totaling $10,750 and $4,000, , which includes non-cash additions of $5,000 during the three months ended March 31, 2014 and fees paid through the issuance of common stock in the amount of $1,000 during the year ended December 31, 2013, respectively.

The following is a summary of the Company’s debt issue costs:

	Three months ended	Year ended
	March 31, 2014	December 31, 2013

Debt issue costs	14,750	4,000
Accumulated amortization of debt issue costs	(4,372)	(878)
Debt issue costs - net	10,378	3,122

Debt Discount

During the three months March 31, 2014 and the year ended December 31, 2013, the Company recorded debt discounts totaling $248,500 and $53,000, respectively.

The debt discount recorded pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $71,549 and $0 during the three months ended March 31, 2014 and 2013, respectively, to amortization of debt discount expense.

	As of	As of
	March 31, 2014	December 31, 2013

Debt discount	301,500	53,000
Accumulated amortization of debt discount	(78,150)	(6,601)
Debt discount - net	223,350	46,399

Derivative Liabilities

The Company identified conversion features embedded within this convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2012	-
Fair value at the commitment date for convertible instruments	144,346
Change in fair value of embedded derivative liability	(54,974)
Derivative liability - December 31, 2013	89,372

Fair value at the commitment date for convertible notes issued during 2014	1,227,668
Reclassification of derivative liability associated with convertible debt that ceased being a derivative liability to additional paid in capital	(293,545)
Fair value mark to market adjustment for convertible debt	68,818
1,092,313

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expenses for the three months ended March 31, 2014 and 2013 of 979,168 and $0, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2014:

Assumption	Commitment Date	Remeasurement Date
Expected dividends:	0%	0%
Expected volatility:	352.71% - 415.16%	352.15% - 428.59%
Expected term (years):	0.5 – 2 years	0.33 – 1.84 years
Risk free interest rate:	0.1% - .13%	0.07% - 0.13%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2013:

Assumption	Commitment Date	Remeasurement Date
Expected dividends:	0%	0%
Expected volatility:	391%	371%
Expected term (years):	0.75	0.65
Risk free interest rate:	0.13%	0.13%

NOTE 8 – DEBT – RELATED PARTY

The Company’s President has made loans of $75,000 to the Company. The loans are interest-free and due on demand.

As of March 31, 2014 and December 31, 2013, the balance of the note is $75,000.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

The share exchange agreement between NutraLiquids, Inc. as the accounting acquirer and Ehouse as the legal acquirer effective April 30, 2013 resulted in the retroactive recognition of the common stock issuance of Ehouse on inception of business of the accounting on December 14, 2010.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

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

On March 19, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from two hundred fifty million (250,000,000) shares of common stock, par value $0.001 per share, to seven hundred fifty million (750,000,000) shares of common stock, par value $0.001 per share.

On March 19, 2014, the Company entered into a consulting agreement for the consultant to provide the Company general consulting services which could include financing introductions, business development opportunities and general marketing activities. In connection with this agreement, during the three months ended March 31, 2014, the Company issued 500,000 common shares valued at $62,500. The fair value of the stock issuance was based upon the quoted closing trading price on the date of issuance.

Series A Preferred Stock

On March 18, 2014, the Company determined that it was in their best interests to file a Certificate of Designation that authorized the issuance of up to five hundred thousand (500,000) shares of a new series of preferred stock, par value $0.001 per share, designated ”Series A Preferred Stock,"

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to five hundred (500) votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company; no liquidation value and no rights or dividends.

On March 18, 2014, the Company issued an aggregate of 500,000 shares of Series A Preferred Stock to the Company’s President, Chief Executive Officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company.

Based upon the voting control obtained, the Company recorded stock based compensation of $191,131.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2013 through May 15, 2014, the date that these financial statements were available to be issued.

On January 30, 2014, the Company entered into an agreement whereby the Company will issue up to $335,000 in a convertible note subject to a $35,000 original issue discount (OID).  The note matures on January 30, 2016, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 12% will be applied to the principal.  The conversion price equals the lesser of $0.012 or the “Variable Conversion Price”, which is 60% of the “Market Price”, which is lowest trading prices for the common stock during the twenty-five (25) trading day period prior to the conversion. The Company received $32,500 proceeds on April 30, 2014.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

On April 8, 2014, the Company entered into an agreement whereby the Company will issue up to $53,000 in a convertible note. The note matures on October 14, 2015 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 58% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The Company received $50,000 proceeds, less debt issue costs of $3,000 on April 16, 2014.

On April 7, 2014, the Company entered into an agreement whereby the Company will issue up to $112,000 in a convertible note less an original issue discount of $12,000. The note matures on October 7, 2014 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 50% of the “Market Price”, which is the lowest closing bid price for the common stock during the twenty (20) trading day period prior to the conversion. The Company received $25,000 of proceeds, on April 17, 2014; will receive $25,000 one month after execution, $25,000 two months after execution and $25,000 three months after execution.

Through the filing of these financial statements, the Company converted a total of approximately $23,030 in convertible debt comprised of principal and accrued interest into approximately 24,681,297 common shares.

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

Results of Operations

For the three months ended March 31, 2014 and March 31, 2013

A summary of our operations for the three months ended March 31, 2014 and 2013 follows:

	2014	2013
Revenue	$-	$-
Operating Expenses	426,032	(3,514)
Other Income (Expense)	(1,135,629)	-
Net Loss	$(1,561,661)	$(3,514)

Other Income (Expense) for the three months ended March 31, 2014 consists of the following:

Interest Expense	$(12,600)
Derivative Expenses	(979,168)
Change in fair value of embedded derivative liabilities	(68,818)
Amortization expense - debt discount	(71,549)
Amortization expense - debt offering costs	(3,494)

Total	$(1,561,661)

Revenues

Revenue for the three months ended March 31, 2014 and March 31, 2013 the Company generated $0 in revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and March 31, 2013 were $426,032 and $(3,514), respectively .

Other Expenses

Other expenses for the three months ended March 31, 2014 and March 31, 2013 were ($1,135,629) and $0, respectively. For the three months ended March 31, 2014, the other expenses were due to derivative expenses of ($979,168), interest expenses of ($12,600), changes in derivative liabilities of ($68,818), and amortization expenses of ($75,043).

Net Loss

Net loss for the three months ended March 31, 2014 and March 31, 2013 were ($1,561,661) and ($3,514) respectively. The increase in net loss is mostly attributable to the derivative expenses.

Liquidity

The Company has 82,101 of cash on hand as of March 31, 2014. We currently have very limited cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company

As discussed above, the Company had a net loss of ($1,561,661) for the three months ended March 31, 2014. The Company also had a stockholder's deficiency of (1,224,621) and a working capital deficiency of ($1,225,752)  as of March 31, 2014 and cash used in operations for the three month period ended March 31, 2014 is ($174,248).

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2014.

From time to time the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 1A – RISK FACTORS

Not required of smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2014, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note. The note matures on October 30, 2014 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 58% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $75,000 proceeds, less debt issue costs of $3,500 on February 11, 2014.

On January 30, 2014, the Company entered into an agreement whereby the Company will issue up to $335,000 in a convertible note subject to a $35,000 original issue discount (OID). The note matures on January 30, 2016, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 12% will be applied to the principal. The conversion price equals the lesser of $0.012 or the “Variable Conversion Price”, which is 60% of the “Market Price”, which is lowest trading prices for the common stock during the twenty-five (25) trading day period prior to the conversion. The Company received $25,000 proceeds on February 6, 2014.

On January 31, 2014, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note. The note matures on July 31, 2014 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 25% of the “Market Price”, which is the lowest closing bid price for the common stock during the twenty (20) trading day period prior to the conversion. The Company received $50,000 proceeds on January 31, 2014 and the remaining $50,000 on February 14, 2014.

On March 17, 2014, the Company entered into an agreement whereby the Company will issue up to $45,000 in a convertible note. The note matures on March 17, 2015 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 55% of the “Market Price”, which is the lowest closing bid price for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $42,750 proceeds, less debt issue costs of $2,250 on March 26, 2014.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

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

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ehouse Global, Inc.
(Registrant)

/s/ Scott Corlett
Scott Corlett
Title: President and Chief Financial Officer

May 19, 2014

