Form 10-Q
period 2014-06-30
EHOUSE GLOBAL, INC.
filed 2014-08-19
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-158584

EHOUSE GLOBAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-1066766
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9974 Scripps Ranch Road, #182 San Diego, CA	92131
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	.	Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one):
Yes   ☐   . No   ☒ .

The number of shares of the Registrant’s Common Stock outstanding as of August 18, 2014 was 269,547,513, all of one class, $.001 par value per share

EHOUSE GLOBAL, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

EHOUSE GLOBAL, INC.

FINANCIAL STATEMENTS

ITEM 1. Financial Information

EHOUSE GLOBAL, INC.

dba Nutraliquids

Balance Sheets

( unaudited )

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$100,292	$14,779
Funds Receivable	25,000
Prepaid expenses	5,664	5,664
Debt offering costs	9,714	3,122
Total current assets	140,670	23,565
Furniture and Equipment	1,033	-

Total assets	$141,703	$23,565

LIABILITIES
Current liabilities :
Accounts payable & accrued expenses	$24,323	$30,600
Notes Payable		$100,000
Notes payable - related party	75,000	75,000
Convertible Debt, Net of debt discount of $ 327,658 and $ 46,399 respectively	232,678	6,601
Derivative Liabilities	515,195	89,372
Total current liabilities	847,196	301,573

STOCKHOLDERS' DEFICIT
Stockholders' Deficit:

Preferred Stock: $0.001 par value, 1,000,000 shares
authorized, 500,000 and 0 shares issued and outstanding	500	-
Common stock: $0.001 par value, 2,500,000,000 shares
authorized; 246,372,528 and 99,800,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	246,373	99,800
Additional paid- in capital	814,637	20,000
Accumulated deficit	(1,767,003)	(397,808)
Total Stockholders' deficit	(705,493)	(278,008)
Total liabilities and stockholders' deficit	$141,703	$23,565

The accompanying notes are an integral part of these Financial Statements

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statement of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating expenses:
General and administrative expenses	$209,144	$125	$635,176	$3,639
Other expenses ( income)	(1,620)	(11,632)	(1,620)	(11,632)
Total operating expenses	207,524	(11,507)	633,556	(7,993)
Other (Income) Expense
Interest expense	223,104		310,747	-
Derivative interest expense	116,736		1,095,904	-
Change in fair value of embedded derivative liabilities	(739,830)		(671,012)	-
Total other (Income) expense	(399,990)		735,639	-
Net Income ( Loss) before taxes	192,466	11,507	(1,369,195)	7,993
Income taxes	-	-	-	-
Net Income ( Loss )	$192,466	$11,507	$(1,369,195)	$7,993

Net Income ( Loss) per common share :
basic	$0.00	$0.00	$-0.01	$0.00
diluted	$0.00	$0.00	$-0.01	$0.00

Weighted average number
of common shares outstanding: Basic	187,032,012	98,800,000	152,844,420	98,800,000
of common shares outstanding: Diluted	649,387,287	98,800,000	615,199,695	98,800,000

* Gives retroactive effect to 34 for 1 forward stock split declared in January, 2013

The accompanying notes are an integral part of these Financial Statements

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statement of Stockholders Equity - Worksheet

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2013	-	-	99,800,000	$99,800	$20,000	$(397,808)	$(278,008)

Preferred Stock Issued for services	500,000	500	-	-	190,631	0	191,131

Common stock issued for services ($0.12/share)			500,000	500	62,000		62,500

Reclassification of derivative liability associated with convertible debt					517,459		517,459

Convertible debt and accrued interest converted into common stock			146,072,528	146,073	24,547		170,620

Net Loss						(1,369,195)	(1,369,195)

Balances, June 30, 2014	500,000	$500	246,372,528	$246,373	$814,637	$(1,767,003)	$(705,493)

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ( loss )	(1,369,195)	$7,993
Settlement of Debt	-	(11,632)
Adjustments to reconcile Net (Loss) to Net Cash
used in operating activities :
Common stock issued for services	62,500	-
Preferred stock issued for services	191,131	-
Depreciation expense	147	-
Amortization of debt offering costs and discount	293,245	-
Derivative interest expense	1,095,904	-
Change in fair value of derivative liabilities	(671,012)	-
Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts payable and accrued expenses	(6,277)	2,293
Net Cash Used in Operating Activities	(403,557)	(1,346)

CASH FROM INVESTING ACTIVITIES
Purchase of Equipment	(1,180)	-
Net cash provided by investing activities	(1,180)	-

CASH FROM FINANCING ACTIVITIES -
Direct offering costs paid	(12,750)	-
Issuance of Convertible Notes Payable	503,000	-
Net Cash Provided by Financing Activities	$490,250	-

CHANGE IN CASH	$85,513	(1,346)
CASH AT BEGINNING OF PERIOD	14,779	1,606
CASH AT END OF PERIOD	$100,292	$260

Supplementary disclosure of non-cash financing activity:
Non-cash additions to convertible note balance	37,336	-
Reclassification of derivative liability to additional paid-in-capital	517,459	-
Note payable reclassified to convertible debt	100,000	-
Shares issued in conversion of convertible debt and accrued interest	170,620	-
Debt discount on convertible note accounted for as a derivative liability	519,682	-

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

See accompanying notes to Financial Statements.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

NOTE 1 - ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Ehouse Global, Inc. (the “Company”) prepared these financial statements in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, the Company has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2014. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The income statement for the six months ended June 30, 2014 cannot necessarily be used to project results for the full year.

NOTE 2 - BUSINESS OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Liabilities

We value derivative liabilities using a multinomial lattice model. The model is based on a probability weighted discounted cash flow model of future projections of various outcomes. Some of the key assumptions include the likelihood of future financing, stock price volatility, and discount rates.

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

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

The computation of diluted earnings per share at June 30, 2014 includes the common stock equivalents of the following potentially dilutive securities:

June 30, 2014

Convertible Debt (Exercise price - $0.00168 - $0.0007/share)	462,355,275

Subsequent Events

The Company follows the guidance in FASB ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued or available to be issued.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have very limited financial resources, with working capital and net shareholder deficits and had generated no revenue through June 30, 2014.

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

The following is the major category of liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		June 30, 2014	December 31, 2013

Derivative Liabilities	Level 3	$515,195	$89,372

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2014, property and equipment consisted of office furniture purchased during the six months ended June 30, 2014 for $1,180 with an estimated useful life of 3 years.

Depreciation expense for the six months ended June 30, 2014 totaled $147.

NOTE 6 - NOTE PAYABLE

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

The Company identified conversion features embedded within this convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability and recorded a derivative liability and derivative expense of $518,396 on the day of the amendment - See note 5.

During the six months ended June 30, 2014, the Company entered into the following conversion agreements in connection with this note agreement to pay the principal and accrued interest in full:

	Principal/Interest	Shares	Conversion
Date	Converted	Issued	Price

January 31, 2014	12,450	4,980,020	0.0025
February 11, 2014	10,457	5,228,555	0.0020
February 19, 2014	7,521	5,489,425	0.0014
February 26, 2014	8,289	6,050,000	0.0014
March 4, 2014	7,953	6,362,400	0.0013
March 11, 2014	7,700	6,695,400	0.0012
March 20, 2014	7,046	7,045,950	0.0010
March 27, 2014	6,457	7,421,840	0.0009
April 2, 2014	6,795	7,810,710	0.0009
April 22, 2014	7,151	8,219,950	0.0009
April 28, 2014	9,083	8,650,637	0.0010
May 9, 2014	9,559	9,103,800	0.0011
May 20, 2014	8,144	9,580,800	0.0009
May 23, 2014	6,896	11,033,040	0.0006

As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest totals $0 and $106,152, respectively.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

NOTE 7 - CONVERTIBLE DEBT

On November 27, 2013, the Company entered into an agreement whereby the Company will issue up to $53,000 in a convertible note. The note matures on August 27, 2014 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 58% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder converted the principal balance of the note and most of the accrued interest to common shares during the second quarter of 2014. The Company received $50,000 proceeds, less debt issue costs of $3,000. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $307 and $53,388, respectively.

During the six months ended June 30, 2014, the Company entered into the following conversion agreements in connection with this note agreement to pay the principal and accrued interest:

	Principal/Interest	Shares	Conversion
Date	Converted	Issued	Price

June 19, 2014	15,000	11,538,462	0.0013
June 20, 2014	12,900	9,923,077	0.0013
June 24, 2014	14,980	11,523,077	0.0013
June 26, 2014	10,120	9,415, 385	0.0011

On January 28, 2014, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note. The note matures on October 30, 2014 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 58% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $75,000 proceeds, less debt issue costs of $3,500 on February 11, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $81,168.

On January 30, 2014, the Company entered into an agreement whereby the Company will issue up to $335,000 in a convertible note subject to a $35,000 original issue discount (OID).  The note matures on January 30, 2016, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 12% will be applied to the principal.  The conversion price equals the lesser of $0.012 or the “Variable Conversion Price”, which is 60% of the “Market Price”, which is lowest trading prices for the common stock during the twenty-five (25) trading day period prior to the conversion. The Company received $75,000 proceeds through June 30, 2014.

On January 31, 2014, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note. The note matures on July 31, 2014 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 25% of the “Market Price”, which is the lowest closing bid price for the common stock during the twenty (20) trading day period prior to the conversion. The Company received $50,000 proceeds on January 31, 2014 and the remaining $50,000 on February 14, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $104,160.

On March 17, 2014, the Company entered into an agreement whereby the Company will issue up to $45,000 in a convertible note. The note matures on March 17, 2015 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 55% of the “Market Price”, which is the lowest closing bid price for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $42,750 proceeds, less debt issue costs of $2,250 on March 26, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $46,036.

On April 7, 2014, the Company entered into an agreement whereby the Company will issue up to $ 112,000 in a convertible note. The note matures on October 7, 2014 and bears interest at an annual 12%. The conversion price equals 50% of the market price, which is the lowest trading price over the previous 20 trading days.

On April 8, 2014 the Company entered into an agreement whereby the Company will issue up to $ 53,000 in a convertible note. The note bears interest of 8% per year. The conversion price equals 58% of the market price, which is the average of the three lowest trading price over the previous 15 trading days. The company received $ 32,500 on April 30, 2014.

On April 11, 2014, the Company entered into an agreement whereby the Company will issue up to $57,836 in a convertible note. The note matures on 4/11/16 and bears interest at an annual rate of 12%. The conversion price equals 60% of the market price, which is the lowest trading price over the previous 25 trading days or $0.012.

On May 21, 2014, the Company entered into an agreement whereby the Company will issue up to $26,500 in a convertible note. The note matures on 5/21/15, and bears interest at an annual rate of 8%. The conversion price equals 55% of the market price, which is the lowest bid over the previous 15 trading days.

On May 23, 2014, the Company entered into an agreement whereby the Company will issue up to $37,500 in a convertible note. The note matures on 11/3/14, and bears interest at an annual rate of 0% The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days.

On June 27, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note. The note bears interest of 8% per year. The Company received $22,500 on June 27, 2014. The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

Debt Issue Costs

During the six months ended June 30, 2014 and year ended December 31, 2013, the Company paid debt issue costs totaling $10,750 and $4,000, which includes non-cash additions of $5,000 during the six months ended June 30, 2014 and fees paid through the issuance of common stock in the amount of $1,000 during the year ended December 31, 2013, respectively.

The following is a summary of the Company’s debt issue costs:

	Six months ended	Year ended
	June 30, 2014	December 31, 2013

Debt issue costs	21,750	4,000
Accumulated amortization of debt issue costs	(12,036)	(878)
Debt issue costs - net	9,714	3,122

Debt Discount

During the six months June 30, 2014 and the year ended December 31, 2013, the Company recorded debt discounts totaling $605,018 and $53,000, respectively.

The debt discount recorded pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $263,161 and $0 during the six months ended June 30, 2014 and 2013, respectively, to amortization of debt discount expense and relieved $14,199 during the six months ended June 30, 2014 due to conversions.

	As of	As of
	June 30, 2014	December 31, 2013

Debt discount	605,018	53,000
Accumulated amortization of debt discount	(263,161)	(6,601)
Elimination of debt discount due to conversion	(14,199)
Debt discount - net	327,658	46,399

Derivative Liabilities

The Company identified conversion features embedded within this convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2012	-
Fair value at the commitment date for convertible instruments	144,346
Change in fair value of embedded derivative liability	(54,974)
Derivative liability - December 31, 2013	89,372

Fair value at the commitment date for convertible notes issued during 2014	1,614,294
Reclassification of derivative liability associated with convertible debt that ceased being a derivative liability to additional paid in capital	(517,459)
Fair value mark to market adjustment for convertible debt	(671,012)
Derivative liability - June 30, 2014	515,195

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative interest expense for the six months ended June 30, 2014 and 2013 of 1,095,904 and $0, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2014:

Assumption	Commitment Date	June 30, 2014
Expected dividends:	0%	0%
Expected volatility:	192% - 415%	247%
Expected term (years):	0.5 - 2 years	0.12 - 1.75 years
Risk free interest rate:	0.1% - .13%	0.07% - 0.13%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2013:

Assumption	Commitment Date	December 31, 2013
Expected dividends:	0%	0%
Expected volatility:	391%	371%
Expected term (years):	0.75	0.65
Risk free interest rate:	0.13%	0.13%

NOTE 8 - DEBT - RELATED PARTY

The Company’s President has made loans of $75,000 to the Company. The loans are interest-free and due on demand.

As of June 30, 2014 and December 31, 2013, the balance of the note is $75,000.

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

On June 25, 2014, the Company filed an amendment to the company's Articles of Incorporation with the Secretary of State of Nevada, to increase the Company's authorized common stock from seven hundred fifty million (750,000,000)shares of common stock, par value $ 0.001, to two billion five hundred million (2,500,000,000) shares of common stock, par value $ 0.001 per share.

During the first six months of 2014, the Company issued common stock for conversions of debt and accrued interest as noted earlier. The total number of shares issued during the first six months of 2014 totaled 146,072,528 in exchange for $170,620 in convertible debt and accrued interest.

Series A Preferred Stock

In 2013, the Company determined that it was in their best interests to file a Certificate of Designation that authorized the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series A Preferred Stock”.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2014 through August 19, 2014, the date that these financial statements were available to be issued.

On July 3, 2014 the company received $ 37,500 from a Note at 8% per year having an Original Issue Discount of $ 12,500.

On July 31, 2014 Common Stock was issued for 11,291,685 shares in exchange for Notes. On August 5, 2014 11,883,300 common shares were issued in exchange for Notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the six months ended June 30, 2014 and June 30, 2013

A summary of our operations for the six months ended June 30, 2014 and 2013 follows:

	2014	2013
Revenue	$-	$-
Operating Expenses	633,556	7,993
Other (Income) Expense	735,639	-
Net Income/(Loss)	$(1,369,195)	$7,993

Other Income (Expense) for the six months ended June 30, 2014 consists of the following:

Interest Expense	$(310,747)
Derivative Interest Expenses	(1,095,904)
Change in fair value of embedded derivative liabilities	671,012

Total	$(735,639)

Revenues

For the six months ended June 30, 2014 and June 30, 2013 the Company generated $0 in revenue.

Operating Expenses

Total operating expenses for the six months ended June 30, 2014 and June 30, 2013 were $635,556 and $7,993, respectively, representing an increase of $625,563. This increase in total operating expenses is mostly attributable to Shares issued for services.

Other Expenses

Other expenses for the six months ended June 30, 2014 and June 30, 2013 were 735,639 and $0, respectively. For the six months ended June 30, 2014, the other expenses were due to derivative interest expense of ($1,095,904), interest expenses of ($310,747), and changes in derivative liabilities of $671,012.

Net Loss

Net loss for the six months ended June 30, 2014 and June 30, 2013 were ($1,369,195) and $7,993 respectively. The increase in net loss is mostly attributable to the increase in operating expenses and derivative expenses.

Liquidity

The Company has 100,292 of cash on hand as of June 30, 2014. We currently have very limited cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company

As discussed above, the Company had a net loss of ($1,369,195) for the six months ended June 30, 2014. The Company also had a stockholder's deficiency of (1,224,621) and a working capital deficiency of ($705,493) as of June 30, 2014 and cash used in operations for the six month period ended June 30, 2014 was ($403,557).

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended June 30, 2014.

From time to time the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 1A - RISK FACTORS

Not required of smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2014, the Company entered into an agreement with an accredited investor  whereby the Company will issue up to $112,000 in a convertible note. The note matures on October 7, 2014 and bears interest at an annual 12%. The conversion price equals 50% of the market price, which is the lowest trading price over the previous 20 trading days.

On April 8, 2014 the Company entered into an agreement with an accredited investor whereby the Company will issue up to $53,000 in a convertible note. The note bears interest of 8% per year. The conversion price equals 58% of the market price, which is the average of the three lowest trading price over the previous 15 trading days. The company received $ 32,500 on April 30, 2014.

On April 11, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $57,836 in a convertible note. The note matures on April 11, 2016 and bears interest at an annual rate of 12%. The conversion price equals 60% of the market price, which is the lowest trading price over the previous 25 trading days or $0.012.

On May 21, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $26,500 in a convertible note. The note matures on May 21, 2015, and bears interest at an annual rate of 8%. The conversion price equals 55% of the market price, which is the lowest bid over the previous 15 trading days.

On May 23, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $37,500 in a convertible note. The note matures on November 3, 2014, and bears interest at an annual rate of 0%.  The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days.

On June 27, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $25,000 in a convertible note. The note bears interest of 8% per year. The Company received $22,500 on June 27, 2014. The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days.

On July 3, 2014 the Company entered into an agreement with an accredited investor whereby the company will issue up to $ 37,500 in a convertible note at 8% per year. The company received $25,000 cash.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 -  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ehouse Global, Inc.
(Registrant)

/s/ Scott Corlett
Scott Corlett
Title: President and Chief Financial Officer

August 19, 2014

