Form 10-Q
period 2014-09-30
EHOUSE GLOBAL, INC.
filed 2014-11-14
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

Commission file number: 333-158584

EHOUSE GLOBAL, INC.

(Exact name of Registrant as specified in its Charter)

Nevada	90-1066766
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

9974 Scripps Ranch Blvd. # 182 San Diego, CA	92131
(Address of Principal Executive Offices)	(Zip Code)

858-459-0770
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes.     ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                             Yes     ☒                       No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer “in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Act of 1934) (check one)                                                                                                                  Yes ☐                          No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 14, 2014 was 1,195,840,583 all of one class, $0.001 par value per share.

EHOUSE GLOBAL, INC.

EHOUSE GLOBAL, INC.

FINANCIAL STATEMENTS

F – 1

ITEM 1. Financial Information

EHOUSE GLOBAL, INC.

dba Nutraliquids

Balance Sheets

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets :
Cash	$124,086	$14,779
Prepaid expenses	-	5,664
Investment receivable	27,473	-
Debt Issuance Costs	11,020	3,122
Total Current Assets	162,579	23,565
Furniture and Equipment	935	-

Total Assets	$163,514	$23,565

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$34,930	$30,600
Notes Payable	-	100,000
Notes Payable - related party	75,000	75,000
Convertible Debt, Net of debt discount of $ 270,972 and $ 46,399 respectively	327,901	6,601
Derivative Liability - Warrants	7,994	-
Derivatives Liability	495,858	89,372
Total current liabilities	941,683	301,573

STOCKHOLDERS' DEFICIT

Preferred Stock : $0.001 par value, 1,000,000 shares authorized, 500,000 and 0 issued and outstanding	500	-
Common stock: $ 0.001 par value, 2,500,000,000 shares authorized; 7,238,879 and 998,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	7,239	998
Additional paid- in capital	1,675,160	118,802
Accumulated deficit	(2,461,068)	(397,808)
Total Stockholders' deficit	(778,169)	(278,008)
Total liabilities and stockholders’	$163,514	$23,565

The accompanying notes are an integral part of these Financial Statements.

F – 2

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statement of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating expenses:
General and administrative expenses	$210,151	$98,018	$845,328	$116,657
Other expenses ( income )	0	15,000	(1,620)	(11,632)
Total operating expenses	210,151	113,018	843,708	105,025
Other ( Income ) Expense
Interest expense	168,775	4,333	548,292	4,333
Derivative interest expense	199,046		1,226,180	-
Change in fair value of derivatives liabilities	116,092	-	(554,920)	-
Total other ( Income) expense	483,913	4,333	1,219,552	4,333
Net loss before taxes	(694,064)	(117,351)	(2,063,260)	(109,358)
Income taxes	-	-	-	-
Net Income (Loss)	$(694,064)	$(117,351)	$(2,063,260)	$(109,358)

Net Income (Loss) per common share :
Basic	$(0.19)	$(0.12)	$(0.90)	$(0.11)

Weighted Average Number of Common Shares Outstanding	3,721,935	998,000	2,296,322	991,333

* Gives retroactive effect to 34 to 1 forward stock split declared in January, 2013.

The accompanying notes are an integral part of these Financial Statements

F – 3

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statement of Stockholders Equity

(unaudited)

					Additional
	Preferred		Common		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2013			998,000	$998	$118,802	$(397,808)	$(278,008)

Preferred Stock Issued for services	500,000	$500			190,631	0	191,131

Common stock issued for services ($0.12/share)			5,000	5	62,495		62,500

Reclassification of derivative liability associated with convertible debt					933,153		933,153
Common stock issued to Investment company			400,000	400	49,600		50,000

Convertible debt and accrued interest converted into common stock			5,835,879	5,836	320,479		326,315

Net Loss						(2,063,260)	(2,063,260)

Balances, September 30, 2014	500,000	$500	7,238,879	$7,239	$1,675,160	$(2,461,068)	$(778,169)

F – 4

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

( unaudited )

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ( Loss )	$(2,063,260)	$(109,358)
Settlement of Debt	-
Adjustments to reconcile Net ( Loss) to Net Cash used in operating activities :
Depreciation expense	245
Stock based compensation	253,631
Amortization of debt offering costs and discounts	505,803
Derivative interest expense	1,226,180
Change in fair value of derivative liabilities	(554,920)
Change in operating assets and liabilities :
Prepaid expenses	5,664	5,985
Accounts payable and acrrued expenses	32,867
Net Cash Used in Operating Activities	(593,790)	(103,373)

CASH FROM INVESTING ACTIVITIES
Purchase of Equipment	(1,180)	(4,026)
Net cash provided by investing activities	(1,180)	(4,026)

CASH FROM FINANCING ACTIVITIES-
Proceeds from sale of common stock	22,527	-
Proceeds from Note Payable		162,000
Direct offerring costs paid	(24,750)
Issuance of Convertible Notes Payable	706,500
Net Cash provided by Financing Activities	$704,277	162,000

CHANGE IN CASH	$109,307	$54,601
CASH AT BEGINNING OF PERIOD	14,779	1,606
CASH AT END OF PERIOD	$124,086	$56,207
Supplementary disclosure of non-cash financing activity:
Non-cash additions to convertible note balance	5,000
Reclassification of derivative liability to additional paid in capital	933,153
Note Payable reclassified to convertible debt	100,000
Shares issued in conversion of convertible debt and accrued interest	326,315
Debt discount on convertible note accounted for as a derivative liability	730,040
Issuance of shares in connection with loan		1,000

See accompanying notes to Financial Statements.

F – 5

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

( unaudited )

NOTE 1 - ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Ehouse Global, Inc. (“the Company” ) prepared these financial statements in accordance with both accounting principles generally accepted in the United States ( “ U.S. GAAP”) for interim financial information and the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, the Company has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2014. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10K for the full year ended December 31, 2013. The income statement for the nine months ended September 30, 2014 cannot necessarily be used to project results for the full year.

NOTE 2 – BUSINESS OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

F – 6

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

Loss per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Ehouse has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation

On November 6, 2014 the Board of Directors and majority shareholders approved an Amendment to the Articles of Incorporation to increase the total authorized capital from 2,500,000,000 shares of common stock, par value $ 0.001, to 5,000,000,000 shares of common Stock, and effectuate a reverse stock split of the issued and outstanding shares of common stock on a 1 for 100 basis. The EPS calculation based on share number after reverse split.

Subsequent Events

The Company follows the guidance in FASB ASC 855-10-50 for the disclosure of subsequent events from the date of the balance sheet through the date when the financial statements are issued or available to be issued.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have very limited financial resources, with working capital and net shareholder deficits and had generated no revenue through September 30, 2014.

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

F – 7

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following is the major category of liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 using quoted prices in active markets for identical liabilities ( Level 1 ) ; significant other observable inputs ( Level 2 ); and significant unobservable inputs ( Level 3 ) :

		September 30, 2014	December 31, 2013

Derivative Liabilities	Level 3	$495,858	$89,372

NOTE 5 – CONVERTIBLE DEBT

On January 31, 2014, the debt holder entered into a securities settlement agreement whereby the Note was transferred over to a third party. In connection with the transfer, an additional $ 5,000 was recorded which was treated as debt issuance costs, interest was changed to a guaranteed 10% and the conversion clause was added. The conversion price equals 25% of the lowest traded price during the 20 trading days prior to conversion.

The Company identified conversion features embedded within this convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability and recorded a derivative liability and expense of $ 518,396 on the day of the amendment – See Note 7.

On November 27, 2013 the Company entered into an agreement whereby the Company will issue up to $ 53,000 in a convertible note. The note matures on August 27, 2014 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price “, which is 58% of the “Market Price”, which is the average of the three lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder converted the principal of the note and most of the accrued interest to common shares during the second quarter of 2014. The Company received $ 50,000 proceeds, less debt issuance costs of $ 3,000. As of September 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $ 307 and $ 53,388 respectively.

F – 8

On January 28, 2014 the Company entered into an agreement whereby the Company will issue Up to $ 78,500 in a convertible note. The note matures on October 30, 2014 and bears interest at 8%. The conversion price equals the “Variable Conversion Price”, which is 58% of the “Market Price”, which is the average of the three lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $ 75,000 proceeds, less debt issuance costs of $ 3,500 on February 11, 2014. As of September 30, 2014 the convertible note balance and accrued interest balance is $ 437.

On January 30, 2014, the Company entered into an agreement whereby the Company will issue up to $ 335,000 in a convertible note subject to a $ 35,000 original issue discount (OID). The note matures on January 30, 2016, and bears an interest rate of 0% if the note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 12% will be applied to the principal. The conversion price equals the lesser of $ 0.012 or the “Variable Conversion Price”, which is 60% of the “Market Price”, which is the lowest trading prices for the common stock during the twenty-five (25) trading day period prior to the conversion. The Company received $ 75,000 proceeds through September 30, 2014. On September 30, 2014 the note balance and accrued interest was $ 8,700.

On January 31, 2014, the Company entered into an agreement whereby the Company will issue up to $ 100,000 in a convertible note. The note matures on July 31, 2014 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 25% of the “Market Price”. Which is the lowest closing price for the common stock during the twenty (20) day trading period prior to the conversion. The Company received $ 50,000 proceeds on January 31, 2014 and the remaining $ 50,000 on February 14, 2014. As of September 30, 2014 the convertible note balance and accrued interest is $ 41,800.

On March 17, 2014, the Company entered into an agreement whereby the Company would issue a note for $ 45,000 at 8% which becomes due on March 17, 2015, at 8% interest. The conversion price equals 55% of the market price, which is the low bid during the 15 trading days prior to the conversion. The Note balance and accrued interest as of September 30, 2014 was $ 39,967. The Company received $ 42,750 on March 17, 2014.

On April 7, 2014, the Company entered into an agreement whereby the Company will issue up to $ 112,000 in a convertible note. The note matures on October 7, 2014 and bears interest at an annual rate of 12%. The conversion price equals 50% of the market price, which is the lowest Trading price over the previous 20 trading days. The note balance and accrued interest at September 30, 2014 is $ 118,481. The Company received $ 100,000 on April 7, 2014.

On April 8, 2014, the Company entered into an agreement whereby the Company will issue up to $ 53,000 in a convertible note. The note bears interest of 8% per year, and is due on January 14, 2015. The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days. The Company received $ 50,000 on April 8, 2014. On September 30, 2014 the note balance and accrued interest was $ 55,033.

F – 9

On April 11, 2014, the Company entered into an agreement whereby the Company will issue up to $ 57,836 in a convertible note. The note matures on April 11, 2016 and bears interest at an annual rate of 12%. The conversion price equals 60% of the market price, which is the lowest trading price over the previous 25 trading days or $ 0.012. The Company received $ 44,776 in cash on April 11, 2014. The note balance and accrued interest at September 30, 2014 was $ 61,106.

On May 21, 2014, the Company entered into an agreement whereby the Company will issue up to $ 26,500 in a convertible note. The note matures on May 21, 2015 and bears interest at an annual rate of 8%. The conversion price equals 55% of the market price, which is the lowest bid over the previous 15 trading days. The note and accrued interest balance at September 30, 2014 was $ 27,266. The Company received $ 25,000 in cash on May 21, 2014.

On May 23, 2014, the Company entered into an agreement whereby the Company will issue up to $ 37,500 in a convertible note. The note bears interest at 0% and matures on November 3, 2014. The conversion price equals 58% of the market price, which is the average of the three Lowest trading prices over the previous 15 trading days. At September 30, 2014 the note and Accrued interest balance was $ 37,500. The Company received $ 30,000 cash on May 23, 2014.

On June 27, 2014, the Company entered into an agreement whereby the Company will issue up to $ 25,000 in a convertible note. The note bears interest of 8% per year. The Company received $ 22,500 on June 27, 2014. The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days. On September 30, 2014 the note and accrued interest balance was $ 25,520.

On July 3, 2014, the Company entered into an agreement whereby the Company will issue a note for $ 37,500 with interest at 0% that is due on January 3, 2015. The conversion price is 40% of the lowest trading prices during the 20 days prior to conversion. The Company received $ 25,000 cash on July 9, 2014. This note includes Warrants, and the note balance at September 30, 2014 was $ 37,500.

On August 5, 2014, the Company entered into an agreement whereby the Company will issue a convertible note for 32,500 with 8% interest per year that is due on May 7, 2015. The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous fifteen days before the conversion. The Company received $ 25,000 on August 1, 2014, and the Note and accrued interest balance at September 30, 2014 was $ 32,899.

On September 3, 2014, the Company entered into an agreement whereby the Company will issue a convertible note for $28,831 with 12% interest due on August 5, 2016. The conversion price is 60% of the lowest trading price over the 25 days prior to the conversion, or .012. The note balance and accrued interest at September 30, 2014 was $ 29,361.

On September 2, 2014, the Company entered into an agreement whereby the Company will issue a convertible note withat 0% interest due on March 30, 2015 plus Warrants. The conversion price is 55% of the lowest trading prices during the 25 days prior to conversion. The note balance at September 30, 2014 was $ 58,500.

F – 10

On September 3, 2014, the Company entered into an agreement whereby the Company will issue a convertible note for $50,000 with 12% interest due on March 3, 2015. The conversion price is 48% of the lowest trading price in the 15 days preceding the trade. On September 30, 2014 the note balance and accrued interest was $ 50,444.

DEBT ISSUE COSTS

During the nine months ended September 30, 2014, and the year ended December 31, 2013. the Company paid debt issue costs totaling $ 24,750 and $ 4,000, which includes non-cash additions of $ 5,000 during the nine months ended September 30, 2014 and fees paid through the issuance of common stock in the amount of $ 1,000 during the year ended December 31, 2013, respectively.

The following is a summary of the Company’s debt issue costs:

	Nine months	Year ended
	ended	December 31,
	September 30, 2014	2013
Debt issue costs	$28,750	$4,000
Accumulated amortization of debt issue costs	(17,730)	(878)
Debt issue costs, net	11,020	3,122

DEBT DISCOUNT

During the nine months ended September 30, 2014 and the year ended December 31, 2013 the Company recorded debt discounts totaling $ 730,040 and $ 53,000, respectively.

The debt discount recorded pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $ 488,951 and $ 6,601 during nine months ended September 30, 2014 and 2013, respectively, to amortization of debt discount expense and relieved $ 16,514 during the nine months ended September 30, 2014 due to conversions.

	As of	As of
	September 30, 2014	December 31, 2013
Debt discount	$783,040	$53,000
Accumulated amortization of debt discount	495,552	(6,601)
Elimination of debt discount due to conversions	(16,514)	0
Debt discount – net	$270,972	$46,399

F – 11

NOTE 6 - DERIVATIVE LIABILITIES

The Company identified conversion features embedded within this convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is Summarized as follows:

Derivative liability – December 31, 2012	$-
Fair value at the commitment date for convertible instruments	144,346
Change in fair value of embedded derivative liability	(54,974)
Derivative liability – December 31, 2013	$89,372

Fair value at the commitment date for convertible notes	$2,018,342
Reclassification of derivative liability associated with convertible debt that ceased being a derivative liability to additional paid in capital	(933,153)
Fair value mark to market adjustment for convertible debt	(589,332)
Derivative liability – September 30, 2014	$495,857

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative liability as it exceeded the gross proceeds of the note. The Company recorded a derivative interest expense for the nine months ended September 30, 2014 and 2013 of $ 1,226,180 and $ 91,346, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2014:

Assumption	Commitment Date	September 30, 2014
Expected dividends:	0%	0%
Expected volatility:	192% -415%	264%
Expected term (years)	0.5 – 2 years	0.12 – 1.75 years
Risk free interest rate:	0.1% - .13%	0.12 – 1.75 years

NOTE 7– STOCKHOLDER’S EQUITY

Common Stock

On March 19, 2014, the Company entered into a consulting agreement for the consultant to provide the Company general consulting services which would include financing introductions, business development opportunities and general marketing activities. In connection with this agreement, during the nine months ended September 30, 2014, the Company issued 5000 shares values at $ 62,500. The fair value of the stock issuance was based upon the quoted closing price on the date of issuance.

F – 12

On June 25, 2014, the Company filed an amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, to increase the Company’s authorized common stock from seven hundred fifty million (750,000,000) shares of common stock, par value $ 0.001, to two billion five hundred million (2,500,000,000) shares of commons stock, par value $ 0.001 per share.

During the first nine months of 2014, the Company issued common stock for conversions of debt and accrued interest as noted earlier. The total number of shares issued during the first nine months of 2014 totaled 5,835,879 in exchange for $ 326,315 in convertible debt and accrued interest.

Series A Preferred Stock

In 2013, the Company determined that it was in their best interests to file a Certificate of Designation that authorized the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $ 0.001 per share, designated as “ Series A Preferred Stock”.

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to five hundred (500) votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company; No liquidation value and no rights or dividends.

On March 18, 2014, the Company issued an aggregate of 500,000 shares of Series A Preferred Stock to the Company’s President, Chief Executive officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for an as an incentive to continue To assist and provide services to the Company. Based upon the voting control obtained, the Company recorded stock compensation of $ 191,131.

NOTE 8 – SUBSEQUENT EVENTS

On November 6, 2014 the Board of Directors and majority shareholders approved an Amendment to the Articles of Incorporation to increase the total authorized capital from 2,500,000,000 shares of common stock, par value $ 0.001, to 5,000,000,000 shares of common Stock, and effectuate a reverse stock split of the issued and outstanding shares of common stock on a 1 for 100 basis. These actions were approved by written consent in accordance with Nevada Revised Statutes. Pursuant to Rule 14 (c)-2 of the Securities Exchange Act of 1934,these proposals will not be adopted until a date ten days after the Information Statement was mailed to shareholders about November 6, 2014.

On November 6, 2014, a Schedule 14c was filed with the SEC reporting that the actual number of common shares outstanding was 1,195,840,583 and that after the Reverse Split, the number of common shares would be 11,958,406. The Series A Preferred Stock would remain the same at 500,000 and the Series B Preferred stock would remain at 100,000 shares outstanding.

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2014, through November 11, 2014, the date that these financial statements were available to be issued.

F – 13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the headings “Risk Factors” and elsewhere in this Quarterly Report on Form 10Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases, and /or other public communications. Unless the context otherwise requires, the words “Ehouse” the “Company”, “we”, “us”, and “our”, refer to E House Global, Inc.

Operations

Nutraliquids is a development stage business that commenced formal operations on November 10, 2010. Prior to commencing formal operations, its President, Scott Corlett, and some colleagues incurred costs of approximately $ 500,000 to develop the idea of creating a comprehensive line of natural liquids dietary aids and nutritional supplements which could be packaged and sold in single serving pouches. These costs were incurred prior to the commencement of the formal operations and are not included in any of the Company’s financial statements.

Since commencing formal operations, the Company has continued developing the product line, developed marketing approaches, and has located entities to manufacture products and packaging and distribute finished products. While no written agreements have been executed, the Company is confident that it has the operational structure in place.

From a marketing perspective, we will emphasize large supermarket and convenience store chains and will also sell product on the Internet. The emphasis since developing the product line has been to obtain sources of debt and/or equity financing to enable the production and distribution of our products as well as undertaking a formal marketing program. We are actively seeking such funds but cannot provide a likely forecast as to the timing or success of our efforts. We will commence production and distribution as soon as funds are available to us.

Results of Operations

For the nine months ended September 30, 2014 and September 30, 2013

A summary of our operations for the nine months ended September 30, 2014 and 2013 follows:

	2014	2013

Revenue	$-	$-
Operating expenses	843,708	105,025
Other (Income) Expense	1,219,552	4,333
Net Income (Loss)	$(2,063,260)	$(109,358)

Other Income (Expense) for the nine months ended September 30, 2014 consist of the following:

Interest Expense	$(548,292)
Derivative Interest Expense	(1,226,180)
Change in fair value of embedded derivative liabilities	554,920
Total	$(1,219,552)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2014 and September 30, 2013 were $ 843,708 and $ 105,025 respectively, representing an increase of $ 738,683. This increase in total operating expenses is mostly attributable to shares issued for services.

Other Expenses

Other expenses for the nine months ended September 30, 2014 and September 30, 2013 were $ 1,219,552 and $ 4,333 respectively. For the nine months ended September 30, 2014, other expenses were due to derivative interest expense of 1,226,180, interest expense of $ 548,292, and changes in derivative liabilities of $ (554,920).

Net Loss

Net loss for the nine months ended September 30, 2014 and September 30, 2013 were ($ 2,063,260) and $ ($ 109,358) respectively. The increase in net loss is mostly attributable to the increase in operating expenses and derivatives expenses.

Liquidity

The Company has $ 124,086 of cash on hand as of September 30, 2014. We currently have very limited cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses pending commencement of operations. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

As discussed above, the Company had a net loss of ($ 2,063,260) for the nine months ended September 30, 2014. The Company also had a stockholder’s deficiency of ($ 778,169) and a working capital deficiency of ( $ 779,104) as of September 30, 2014 and cash used in operations for the nine months ended September 30, 2014 was ( $ 593,790 ).

Off Balance Sheet Arrangements

We do not have any transactions, arrangements, and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special Purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, nor do we engage in swap agreements, or outsourcing of research and development services, that could expose us to liability that is not reflected on the face of our financial statements.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had or are expected to have a significant impact on the Company’s operating results or financial position.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 (e) of Regulation S-K (229.305 (e)) the Company is not required to provide the information required by this item as it is “smaller reporting company” as defined by Rule 229.10(f)(1).

ITEM 4 CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding financial disclosure.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures ( as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act ) Based on the evaluation, the Company’s Chief Executive Offer has concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II : OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine months period ended September 30, 2014.

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM I A – RISK FACTORS

Not required of smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $ 112,000 in a convertible note. The note matures on October 7, 2014 and bears interest at an annual rate of 12%. The conversion price equals 50% of the market price, which is the lowest trading price over the previous 20 trading days.

On April 8, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $ 53,000 in a convertible note. The note bears interest of 8% per year. The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days. The Company received $ 32,500 on April 30, 2014.

On April 11, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $ 57,836 in a convertible note. The note matures on April 11, 2016 and bears interest at an annual rate of 12%. The conversion price equals 60% of the market price, which is the lowest trading price over the previous 25 trading days or $0.012.

On May 21, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $ 26,500 in a convertible note. The note matures on May 21, 2015, and bears interest at an annual rate of 8%. The conversion price equals 55% of the market price, which is the lowest bid over the previous 15 trading days.

On May 23, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $ 37,500 in a convertible note. The note matures on November 3, 2014, and bears interest at an annual rate of 0%. The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days.

On June 27, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue up to $ 25,000 in a convertible note. The note bears interest of 8% per year. The Company received $ 22,500 on June 27, 2014. The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous 15 trading days, prior to the conversion.

On July 3, 2014, the Company entered into an agreement whereby the Company will issue a Note for $ 25,000 with interest at 0% that is due on January 3, 2015 to an accredited investor. The conversion price is 40% of the lowest trading prices during the 20 days prior to conversion. The Company received $ 25,000 on July 9, 2014.

On August 5, 2014, the Company entered into an agreement whereby the Company will issue a convertible note at 8% interest per year that is due on May 7, 2015 to an accredited investor, The conversion price equals 58% of the market price, which is the average of the three lowest trading prices over the previous fifteen days before the conversion. The Company received $ 25,000 on August 1, 2014, and the Note and accrued interest balance at September 30, 2014 was $ 0.

On August 5, 2014, the Company entered into an agreement whereby the Company will issue a convertible note at 12% interest due on August 5, 2016 ti an accredited investor. The conversion price is 60% of the lowest trading price over the 25 days prior to the conversion, or ..012. The note balance and accrued interest at September 30, 2014 was $ 32,500.

On September 2, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue a convertible note at 0% interest due on March 30, 2015 plus Warrants. The conversion price is 55% of the lowest trading prices during the 25 days prior to conversion. The note balance at September 30, 2014 was $ 28,831.

On September 3, 2014, the Company entered into an agreement with an accredited investor whereby the Company will issue a convertible note at 12% interest due on March 3, 2015. The conversion price is 48% of the lowest trading price in the 15 days preceding the trade. On September 30, 2014 the note balance and accrued interest was $ 58,500.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On November 6, 2014 the Board of Directors and majority shareholders approved an Amendment to the Articles of Incorporation to increase the total authorized capital from 2,500,000,000 shares of common stock, par value $ 0.001, to 5,000,000,000 shares of common Stock, and effectuate a reverse stock split of the issued and outstanding shares of common stock on a 1 for 100 basis. These actions were approved by written consent in accordance with Nevada Revised Statutes. Pursuant to Rule 14(c)-2 of the Securities Exchange Act of 1934,these proposals will not be adopted until a date ten days after the Information Statement was mailed to shareholders about November 6, 2014.

On November 6, 2014, a Schedule 14c was filed with the SEC reporting that the actual number of common shares outstanding was 1,195,840,583 and that after the Reverse Split, the number of common shares would be 11,958,406. The Series A Preferred Stock would remain the same at 500,000 and the Series B Preferred stock would remain at 100,000 shares outstanding.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS XBRL Instance Document

101. SCH XBRL Taxonomy Extension Schema Document

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB XBRL Taxonomy Extension Label Linkbase Document 101. PREXBRL Taxonomy Extension Presentation Linkbase Document

101. DEFXBRL Taxonomy Definitions Linkbase Document

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Signature:

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf By the undersigned thereunto duly authorized.

E House Global, Inc.
(Registrant)

/s/ Scott Corlett
Scott Corlett
Title: President and Chief Financial Officer

November 14, 2014

