Form 10-K
period 2014-12-31
EHOUSE GLOBAL, INC.
filed 2015-04-15
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $37,872,432.

At April 15, 2015, 952,920,249shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

EHOUSE GLOBAL, INC.

PART I

ITEM 1.    BUSINESS

Business Overview

Ehouse Global, Inc. was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005 and became a corporation in the State of Nevada on January 7, 2009. The name was changed from Veterans In Packaging, Inc. to Ehouse Global, Inc. (the “Company”) in January 2013.

The Company sold protective packaging solutions for product shipment principally to defense contractors in New England.

We entered into a Share Exchange Agreement effective April 30, 2013 (the “Exchange Agreement”) by and among (i) Ehouse (ii) NutraLiquids, LLC and (iii) the members of NutraLiquids, pursuant to which the holders of 100% of the outstanding units of NutraLiquids transferred to us all the units of NutraLiquids in exchange for the issuance of 52,000,000 shares of our common stock. As a result of the Share Exchange, NutraLiquids became a wholly-owned subsidiary of Ehouse.

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

Our Current Business

We are a development stage company. Ehouse Global acquires, licenses, and operates companies from around the world that seek distribution in North America. The Company focuses on brands and products that are natural and environmentally focused. The acquisition and licensing model targets products that are highly scalable and provide quantifiable value propositions.  Ehouse Global currently has one operating brand; NutraLiquids, which are liquid nutritional supplements.

Nutraliquids includes 16 different liquid nutritional products in single serving pouches with some products also available in 30 day supply, 30 ounce bottles. Each product is named by the vitamins, nutrients, and natural ingredients it contains.

Products

We carry a line of natural liquid dietary aids and nutritional supplements in easy to use, convenient packaging. Our products come in either single-serving pouches or 30 ounce bottles.

Our products include:

•

Airarmor TM - Natural Herbal Cold & Flu Defense. Lemon-Lime-Tangerine Flavor.

•

Cal Mag Zinc – Multi-benefit mineral supplement available in Strawberry, Blueberry,

•

Electric Energy TM – Natural concentrated energy shot. Strawberry- Trioberry Flavor.

•

Kids Daily TM - Comprehensive daily multivitamin for Children. Orange MangoFlavor

•

Lemonade Detox – TM – Traditional Lemonade cleansing diet Formula Lemon Flavor.

•

Liquid Vitamin D3 – Multi-Benefit daily supplement.  Cherry Flavor.

•

LiquidDaily – TM – Comprehensive daily multivitamin for Adults. Pineapple Banana.

•

Omega369 - Multi-Benefit Vegetarian Omega 3-6-9 complex in Pina Colata Flavor.

•

PreFade – TM – Natural Hangover prevention. Lemon Lime Tangerine Flavor.

•

Restera – TM – Natural Sleep Aid.  Vanilla Cream Flavor.

•

Sportflex – TM – Joint health with Antioxident superfruit – Cranapple, Troiberry.

•

Trimlite – TM – Natural Caffeine-Free Diet Aid / Fat Burner. Tangy Berry Flavor.

To date, we have not produced any revenues and we remain in the developmental stage. Our ability to pursue our business plan and generate any revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Industry Overview

A study on the dietary supplement industry shows supplement sales of about $32 billion in revenue for just nutritional supplements alone in 2012, and is projected to double, by topping $60 billion in 2021 according to the Nutritional Business Journal. Concerns about health care and aging have led to increased sales in nutritional supplements.

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

Marketing Strategy

•

Our nationwide sales team is already in place and visiting key retailers on a regular basis. This team of sales representatives will promote our new products throughout multiple distribution channels and they provide counsel on the best and most efficient way to maximize store penetration.

•

NutraLiquids unique position with key retailers applies the feedback we receive directly from the field to better position our products for success.

•

Direct sales through internet marketing and opt-in email marketing has a huge potential for success with gross profit margins at over 75% which is even higher than our already impressive 64%.

•

The company has tested internet marketing campaigns through the nations top internet marketing firms such as Adconion Media Group (Formerly Frontline Direct).  Adconion is currently serving over 290 million ad impressions per day worldwide and over 50 million daily impressions in the US. They base their platform on advanced techniques such as behavioral targeting, geo-targeting, day-parting, re-targeting, re-search and client side conversion tracking.

•

Monthly auto-ship programs are very popular with diet and weight-loss programs and our Trimlite product is the perfect vehicle to prove out this model and build a large subscriber base for recurring revenues.

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

The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products at the point they are sold to end users. Such actions or warnings could be based on information received through FFDC Act mandated reporting of serious adverse events. The FDA in recent years has applied these procedures to require that consumers be warned to stop using certain dietary supplements. For businesses that have been subjected to these regulatory actions, sales have been reduced and the businesses have been required to pay refunds for recalled products.

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

Employees

The Company currently has two employees, Scott Corlett and Dace Corlett.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

The Company does not own any property and rents space on an as-needed basis. Because the Company outsources most of its operations, the need for space is infrequent.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation pending or to the knowledge of the executive officers of our Company.

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

	High	Low
Quarter Ended December 31, 2014	$0.07	$0.01
Quarter Ended September 30, 2014	$0.28	$0.06
Quarter Ended June 30, 2014	$2.10	$0.22
Quarter Ended March 31, 2014	$0.06	$0.01

Quarter Ended December 31, 2013	$0.30	$0.05
Quarter Ended September 30, 2013	$0.30	$0.30
Quarter Ended June 30, 2013	-	-
Quarter Ended March 31, 2013	-	-

Holders

As of April 15, 2015, there were 24 stockholders of record holding an aggregate of shares of the company’s common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish equity-based or other long-term incentive plan if it is in the best interest of the Company and the stockholders to do so.

Recent Sales of Unregistered Securities

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

On November 3, 2014, the Company issued an aggregate of 100,000 shares of Series B Preferred Stock to Mr. Scott Corlett, the Company’s President, Chief Executive Officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company.  As a holder of outstanding shares of Series B Preferred Stock, Mr. Corlett is entitled to one million (1,000,000) votes for each  share of Series B Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The shares of preferred stock described above were not registered under the Securities Act of 1933 and are restricted securities. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that Mr. Corlett is the Chief Executive Officer and a Director of the Company. Mr. Corlett acquired these shares for his own accounts.  The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

ITEM 6 – SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance.  Actual results may materially differ from those projected in the forward-looking Statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward- looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Our Business

Ehouse acquires or licenses brands from around the world that seek distribution in North America. The Company focuses on brands and products that are natural and environmentally-focused. The acquisition and licensing model targets products that are highly scaleable and provide quantifiable value propositions. The team is comprised of senior executives and industry experts in Manufacturing, PR, Sales, Distribution and Logistics. Ehouse Global Inc. currently has one operating brand: NutraLiquids, which are liquid nutritional supplements. Operations are currently are now conducted through NutraLiquids and primarily consist of development of and plan to sell liquid nutritional beverages. NutraLiquids develops nutraceutical vitamin, supplement and functional beverage products for the consumer packaged goods industry. The Company develops unique products based on natural ingredients with packaging for the general retail market. The Company’s products target online retailers, grocery stores, pharmacies, convenience stores and big box retailers. The Company has developed all of its products internally and has many years of experience in liquid vitamin and supplement experience. The company develops unique products like Restera, an all-natural sleep support product and AirArmour, a natural immunity support product. The products are packaged in retail ready boxes which can be simply opened and placed on store shelves and register counters. The company has introduced 16 nutraceutical products using natural ingredients packaged in single serving ready to drink pouches and 30 ounce 30 day supply bottles.

Recent Developments

Stock Splits

The Company declared a 34 for 1 forward split of its common stock in January 2013. All share and per share amounts in this prospectus thereto give retroactive effect to the forward split.

On November 21, 2014, the Company filed an Information Statement on Form 14C informing shareholders that it has received shareholder and board member consent to effectuate a 1-100 reverse stock split. The Company effectuated the split on December 30, 2014.

Investment Agreement with Dutchess

On January 23, 2014, we entered into an investment agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (“Dutchess”). Pursuant to the terms of the Dutchess Investment Agreement, Dutchess committed to purchase up to $10,000,000 of our common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) months period commencing from the effectiveness of the registration statement, we may deliver a put notice to Dutchess which states the dollar amount that we intend to sell to Dutchess on a date specified in the put notice. The Put Amount shall be equal to up to either 1) two hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or 2) on hundred thousand dollars ($100,000). The purchase price per share to be paid by Dutchess shall be calculated at a ten percent (10%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately after the receipt by Dutchess of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the Dutchess Investment Agreement.

In connection with the Dutchess Investment Agreement, we also entered into a registration rights agreement with Dutchess, pursuant to which we are obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering 244,500,000 shares of our common stock underlying the Dutchess Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the Dutchess Investment Agreement.

The Dutchess Investment Agreement is not transferable and any benefits attached thereto may not be assigned.

Increase in Authorized Shares

On March 19, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from two hundred fifty million (250,000,000) shares of common stock, par value $0.001 per share, to seven hundred fifty million (750,000,000) shares of common stock, par value $0.001 per share.

On June 25, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from two seven hundred fifty million (750,000,000) shares of common stock, par value $0.001 per share, to two billion, five hundred million (2,500,000,000) shares of common stock, par value $0.001 per share.

On December 15, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from two billion, five hundred million (2,500,000,000) shares of common stock, par value $0.001 per share, to five billion (5,000,000,000) shares of common stock, par value $0.001 per share.

Issuance of Series A Preferred Stock and Series B Preferred Stock

On March 18, 2014, the Company determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to five hundred thousand (500,000) shares of a new series of preferred stock, par value $ 0.001 per share, designated “Series A Preferred Stock” for which the Board of Directors established the rights, preferences and limitations thereof.   Each share of Series A Preferred Stock has voting rights of 500 votes per share. All 500,000 shares were issued to Scott Corlett for services rendered.

On November 3, 2014, the Company determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to one hundred thousand (100,000) shares of a new series of preferred stock, par value $ 0.001 per share, designated “Series B Preferred Stock” for which the Board of Directors established the rights, preferences and limitations thereof. Each share of Series B Preferred Stock has voting rights of 1,000,000 votes per share. All 100,000 shares were issued to Scott Corlett for services rendered.

Reverse Merger and Spinoff

We entered into a Share Exchange Agreement effective April 30, 2013 by and among (i) Ehouse (ii) NutraLiquids and (iii) the shareholders of NutraLiquids, pursuant to which the holders of 100% of the outstanding units of NutraLiquids transferred to us all of the units of NutraLiquids in exchange for the issuance of 52,000,000 shares of our common stock. As a result of the Share Exchange, NutraLiquids became a wholly-owned subsidiary of Ehouse.

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

We entered into a Spin-off Agreement with Ed Peplinski, our former President and largest shareholder, under which we assigned and transferred to Mr. Peplinski all of our rights, title and interest in and to the operating assets specifically associated with its packaging business sand assumed the liabilities specifically associated with the packaging business as defined in the Spin-off Agreement and return 198,000,000 shares of our common stock owned by him.

As a result of the Spin-off Agreement, we ceased to be a company engaged in the commercial packaging market. Our operations are now conducted through NutraLiquids and primarily consist of development of and plan to sell liquid nutritional beverages.

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

Results of Operations

Operating Expenses

Operating costs were incurred in the amount of $1,217,779 and $211,246 in 2014 and 2013, respectively. The operating expenses increased significantly as our operations expanded and we prepared for roll out of our newly developed products.

Other Income and Expense

Other income and expense was primarily financing costs including interest and amounted to $1,562,671 and $51,517 in 2014 and 2013, respectively.

Net Loss

The Company had a net loss in the amount of $2,780,450 in 2014, compared to a net loss of $262,763 in 2013.

Liquidity and Capital Resources

The Company has $907 of cash on hand as of December 31, 2014. We currently have very limited cash to continue operations for twelve months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding, and there can be no assurance that any of the contemplated financing arrangements described herein will be available and if available, can be obtained on favorable terms to the Company.

As discussed above, the Company had a net loss of $2,780,450 for the year ended December 31, 2014. The Company also had a stockholder’s deficiency of $1,082,282 and a working capital deficiency of $1,058,931 as of December 31, 2014. As noted in the report of our independent registered Certified Public Accountants, this raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern has been, and remains, dependent on advances from its stockholders and the Company’s ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2014. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EHOUSE GLOBAL, INC

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ehouse Global, Inc. dba NutraLiquids

San Diego, CA  92131

We have audited the accompanying Balance Sheets of Ehouse Global, Inc. dba NutraLiquids as of December 31, 2014, and the related statements of operations, stockholder’s deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP

Houston, TX

April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ehouse Global, Inc. dba NutraLiquids

(Formerly Veterans in Packaging, Inc. a developmental company)

San Diego, CA  92131

We have audited the accompanying balance sheets of Ehouse Global, Inc. dba NutraLiquids (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 3 to the Company’s financial statements, the Company has an accumulated deficit of $2,926,843, a working capital deficiency of $1,058,931 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 15, 2014

EHOUSE GLOBAL, INC.

dba Nutraliquids

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$907	$14,779
Prepaid expenses	-	5,664
Investment receivable	-	-
Debt Issuance Costs	3,972	3,122
Total Current Assets	4,879	23,565
Furniture and Equipment net of depreciation	935	-
Total Assets	$5,813	$23,565
LIABILITIES
Current Liabilities
Accounts payable & accrued expenses	$55,031	$30,600
Notes Payable	-	100,000
Notes Payable - related party	75,000	75,000
Convertible Debt, Net of debt discount of $ 75,117 and $ 46,399 respectively	384,592	6,601
Derivative Liability - Warrants	24,826	-
Derivatives Liability	524,361	89,372
Total current liabilities	1,063,810	301,573
Convertible Debt, Net of debt discount of $ 51,846 and $ 0 respectively	24,285	-
Total Liability	1,088,095	301,573
STOCKHOLDERS' DEFICIT
Stockholders' Deficit
Preferred Stock : $0.001 par value, 1,000,000 shares authorized, 600,000 and 0 issued and outstanding	600	-
Common stock: $ 0.001 par value, 5,000,000,000 shares authorized; 13,095,733 and 998,000 shares issued and outstanding at December 31, 2014 and December 31, 2013	13,096	998
Additional paid- in capital	2,082,280	118,802
Accumulated deficit	(3,178,258)	(397,808)
Total Stockholders' deficit	(1,082,282)	(278,008)
Total liabilities and stockholders’ deficit	$5,813	$23,565
The accompanying notes are an integral part of these Financial Statements.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statement of Operations

	December 31,	December 31,
	2014	2013
Operating expenses:
General and administrative expenses	$1,217,779	$211,246
Total operating expenses	1,217,779	211,246
Other ( Income ) Expense:
Interest expense	745,577	15,145
Derivative interest expense	1,226,180	91,346
Change in fair value of derivatives liabilities	(409,086)	(54,974)
Total other ( Income) expense	1,562,671	51,517
Net loss before taxes	(2,780,450)	(262,763)
Income taxes	-	-
Net Income (Loss)	$(2,780,450)	$(262,763)
Net Income ( Loss ) per common share : Basic and Diluted	$(0.61)	$(0.27)

Weighted average number of common shares outstanding: Basic and Diluted	4,555,561	991,333
The accompanying notes are an integral part of these Financial Statements

EHOUSE GLOBAL, INC.
dba Nutraliquids
Statement of change in Stockholders Equity(Deficit)
	Preferred Stock		Common Stock		Additional Paid - in	Accumulated

	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January1,2013	-	$-	988,000	$988	$117,812	$(135,045)	$(16,245)
Issuance of in connection with Senior Note	-	-	10,000	10	990	-	1,000
Net loss	-	-	-	-	-	(262,763)	(262,763)
Balances, December 31, 2013	-	-	998,000	998	118,802	(397,808)	(278,008)
Preferred Stock Issued for services	600,000	600	-	-	441,946	-	442,546
Common stock issued for services	-	-	5,000	5	62,495	-	62,500
Derivative liability associated with change conversion	-	-	-	-	1,050,166	-	1,050,166
Common stock issued to sell	-	-	400,000	400	22,127	-	22,527
Convertible debt and accrued interest converted into common stock	-	-	11,692,733	11,693	386,744	-	398,437
Net Loss	-	-	-	-	-	(2,780,450)	(2,780,450)
Balances, December 31, 2014	600,000	$600	13,095,733	$13,096	$2,082,280	$(3,178,258)	$(1,082,282)
The accompanying notes are an integral part of these Financial Statements

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statements of Cash Flows

	December 31	December 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ( Loss )	$(2,780,450)	$(262,763)
Adjustments to reconcile Net ( Loss) to Net Cash
Used in operating activities :
Depreciation expense	245	-
Stock Based Compensation	505,046	-
Amortization of debt offering costs and debt discount	675,876	7,479
Derivative interest expense	1,226,180	91,346
Change in fair value of derivative liabilities	(409,086)	(54,974)
Change in operating assets and liabilities :
Prepaid expenses and other current assets	5,664	2,706
Accounts payable and accrued expenses	41,141	4,379
Net Cash Used in Operating Activities	(735,384)	(211,827)
CASH FROM INVESTING ACTIVITIES
Purchase of Equipment	(1,180)	-
Net cash provided by investing activities	(1,180)	-
CASH FROM FINANCING ACTIVITIES-
Proceeds from sale of common stock	22,527	-
Proceeds from note payable	-	100,000
Proceeds from related party	-	75,000
Direct offering costs paid	(22,250)	(3,000)
Issuance of Convertible Notes Payable	722,415	53,000
Net Cash provided by Financing Activities	722,692	225,000
CHANGE IN CASH	(13,872)	13,173
CASH AT BEGINNING OF PERIOD	14,779	1,606
CASH AT END OF PERIOD	$907	$14,779
Supplementary disclosure of non-cash financing activity:
Non-cash additions to convertible note balance	$5,000	$-
Reclassification of derivative liability to additional paid in capital	$1,050,166	$-
Note payable reclassified to convertible debt	$100,000	$-
Shares issued in conversion of convertible debt and accrued interest	$398,437	$-
Debt discount on convertible note accounted for as a derivative liability	$730,040	$53,000
Issuance of shares in connection with loan	$-	$1,000
Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
The accompanying notes are an integral part of these Financial Statements

Ehouse Global, Inc.

dba NutraLiquids

December 31, 2014 and 2013

Notes to Financial Statements

NOTE 1 - ORGANIZATION

Ehouse Global, Inc. was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005, and became a corporation in the State of Nevada on January 7, 2009. It changed its name to Ehouse Global, Inc. (the “Company”) in January, 2013.

Reverse Merger and Spinoff

We entered into a Share Exchange Agreement effective April 30, 2013 (the “Exchange Agreement”) by and among (i) Ehouse (ii) NutraLiquids, LLC and (iii) the members of NutraLiquids, pursuant to which the holders of 100% of the outstanding units of NutraLiquids transferred to us all the units of NutraLiquids in exchange for the issuance of 52,000,000 shares of our common stock. As a result of the Share Exchange, NutraLiquids became a wholly-owned subsidiary of Ehouse.

The merger was accounted for as a reverse acquisition and recapitalization. NutraLiquids is the acquirer for accounting purposes, and Ehouse is the issuer. Accordingly, NutraLiquids’ historical financial statements for periods prior to the acquisition become those of the acquirer retroactively re-stated for the equivalent number of shares issued in the merger. Reported operations prior to the merger are those of NutraLiquids. No E House operating results from prior to the merger date are included in the reported financial statements of operations.

Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

We entered into an Assignment and Assumption Agreement (the “Spin-off Agreement” ) with Edward Peplinski, the former President and largest stockholder of Veterans in Packaging, Inc, under which we assigned and transferred to Mr. Peplinski all of our rights, title, and interest in and to the operating assets specifically associated with its packaging business and assumed the liabilities specifically associated with the packaging business as defined in the Agreement and returned 198,000,000 shares of our common stock owned by him.

As a result of the Spin-off Agreement, we ceased to be a company engaged in the commercial packaging market. Our operations are now conducted through NutraLiquids and primarily consist of development of and plan to sell liquid nutritional beverages.

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NutraLiquids develops nutraceutical vitamin, supplement and functional beverage products for the consumer packaged goods industry.

Basis of Presentation

Our financial statements include the accounts of E House Global, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

Impact of New Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe there are any other new pronouncements  that have been issued that might have a material impact on its financial position or results of operations.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale date of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

The following is the major category of liabilities measured at fair value on a recurring basis as of December 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Derivative Liabilities from Convertible Notes (Level 3)	$524,359
Derivative Liabilities from Convertible Note Warrants (Level 3)	24,826
Total	$549,185

Debt offering costs and debt discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Income Taxes

The Company accounts for income taxes using the asset and liability method under FASB Accounting Standards Codification (ASC) Section 740-1-30. Deferred income tax assets and liabilities are provided for based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as convertible features in convertible debts or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if these is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model.

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

Subsequent Events

The Company follows the guidance in FASB ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balances sheet through the date when the financial statements are issued or available to be issued.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have very limited financial resources, with working capital and net shareholder deficits and had not generated any revenue through December 31, 2014.

We have actively developed and plan to introduce sixteen different liquid nutritional products into the market. While we are undertaking our business plan to generate additional revenues, our cash position may not be sufficient to support our basic business plan and product distribution efforts. Management believes that the actions presently underway to introduce our products to the marketplace have a realistic chance of succeeding. While we believe in the viability of our strategy to increase revenues and in our ability to achieve profitable results, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to raise additional funds, but there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4 - INCOME TAXES

We have experienced losses since inception and have a net operating loss for federal income tax purposes of approximately $2,055,594. A net deferred tax asset resulting from this loss carry forward in the approximate amount of $699,000 has been offset by a valuation allowance in the same amount based upon our assessment of the probability of its realization.

Our net operating loss expires according to the following schedule:

Year Ending December 31,	Amount
2031	$105,512
2032	29,533
2033	214,637
2034	1,705,912
Total	$2,055,594

NOTE 5 - CONVERTIBLE DEBT

On various dates from November 27, 2013 through September 3, 2014, the Company issued convertible promissory notes totaling $934,081.Of this amount, $53,000 was recorded during the year ended December 31, 2013, and $881,081 was recorded during the year ended December 31, 2014. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts. As a result, a discount on convertible promissory notes was recorded, net of discount amortization for the year ended December 31, 2014 amounted to $126,963.

Description	12/31/2014	12/31/2013
18 convertible promissory notes in amounts ranging from $25,000 to $113,654, with maturity dates ranging from 2014 to August 2016, bearing interest ranging from 0% to 12% per annum, convertible into common stock at variable conversion prices ranging from 25% of the lowest price in the prior 20 trading days to 60% of the lowest price in the prior 25 trading days.	$934,081	$53,000
Conversions	(398,241)	-
Unamortized portion of discount	(126,963)	(46,399)
Net	$408,877	$6,601

Debt Issue Costs

During the year ended December 31, 2014 and 2013, the Company paid debt issue costs totaling $22,250 and $4,000, which includes non-cash additions of $5,000 during the year ended December 31, 2014 and fees paid through the issuance of common stock in the amount of $1,000 during the year ended December 31, 2013, respectively.

The following is a summary of the Company’s debt issue costs:

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Debt issue costs	$26,250	$4,000
Accumulated amortization of debt issue costs	(22,278)	(878)
Debt issue costs - net	$3,972	$3,122

Debt Discount

During the year ended December 31, 2014 and the year ended December 31, 2013, the Company recorded debt discounts totaling $730,956 and $53,000, respectively.

The debt discount recorded pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $650,392 and $6,601 during the year ended December 31, 2014 and 2013, respectively, to amortization of debt discount expense.

	As of	As of
	December 31, 2014	December 31, 2013

Debt discount	$783,956	$53,000
Accumulated amortization of debt discount	(656,993)	(6,601)
Debt discount - net	$126,963	$46,399

Derivative Liabilities

The Company identified conversion features embedded within this convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2012	$-
Fair value at the commitment date for convertible instruments	144,346
Change in fair value of embedded derivative liability	(54,974)
Derivative liability - December 31, 2013	89,372

Add Fair value at the commitment date for convertible notes issued during 2014	1,902,462
Reclassification of derivative liability associated with convertible debt that ceased being a derivative liability to additional paid in capital	(1,033,652)
Fair value mark to market adjustment for convertible debt	(408,997)
$549,185

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expenses for the year ended December 31, 2014 and 2013 of 1,226,180and 91,346, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

Assumption	Commitment Date	Remeasurement Date

Expected dividends:	0%	0%
Expected volatility:	352.71% - 415.16%	28.23% - 744.33%
Expected term (years):	0.5 - 2 years	0.0082 - 1.57 years
Risk free interest rate:	0.09% - .13%	0.03% - 0.25%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2013:

Assumption	Commitment Date	Remeasurement Date
Expected dividends:	0%	0%
Expected volatility:	391%	371%
Expected term (years):	0.75	0.65
Risk free interest rate:	0.13%	0.13%

NOTE 6 - DEBT TO RELATED PARTY

The Company’s President has made a loan of $ 75,000 to the Company. The loan is interest-free and due upon demand.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock

The share exchange agreement between NutraLiquids, LLC as the accounting acquirer and Ehouse as the legal acquirer effective April 30, 2013 resulted in the retroactive recognition of the common stock issuance of Ehouse on inception of the business on December 14, 2010.

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

On March 19, 2014, the Company entered into a consulting agreement for the consultant to provide the Company general consulting services which would include financing introductions, business development opportunities and general marketing activities. In connection with this agreement, during year ended 2014, the Company issued 5000 shares values at $ 62,500. The fair value of the stock issuance was based upon the quoted closing price on the date of issuance.

In September of 2014, the Company issued 400,000 shares of common stock for cash in the amount of $22,127.

Throughout the year ended December 31, 2014, the company issued shares of common stock totaling 11,692,733 shares in conversion of convertible debt.

Series A Preferred Shares

On March 18, 2014, the Board of Directors of Ehouse Global, Inc. (the “Company”) determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to five hundred thousand (500,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series A Preferred Stock” for which the Board of Directors established the rights, preferences and limitations thereof. The Board of Directors authorized the Series A Preferred Stock pursuant to the authority given in the Articles of Incorporation, which authorizes the issuance of up to two hundred fifty one million (251,000,000) shares of authorized stock, par value $0.001 per share, and authorizes the Board, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each  such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established. The Certificate of Designation was filed as an amendment to the Articles of Incorporation with the State of Nevada on March 18, 2014.

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to five hundred (500) votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The summary of the rights, privileges, and preferences of the Series A Preferred Stock described above is qualified in its entirety by reference to the Articles of Amendment, a copy of which is attached as Exhibit 3.1 to this report and is incorporated herein by reference.

Series B Preferred Shares

On November 3, 2014, the Board of Directors of Ehouse Global, Inc. (the “Company”) determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to one hundred thousand (100,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series B Preferred Stock” for which the Board of Directors established the rights, preferences and limitations thereof. The Board of Directors authorized the Series B Preferred Stock pursuant to the authority given in the Articles of Incorporation, which authorizes the issuance of up to two billion five hundred million (2,500,000,000) shares of authorized stock, par value $0.001 per share, and authorizes the Board, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each  such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established.

Each holder of outstanding shares of Series B Preferred Stock shall be entitled to one million (1,000,000) votes for each share of Series B Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The summary of the rights, privileges, and preferences of the Series B Preferred Stock described above is qualified in its entirety by reference to the Articles of Amendment, a copy of which is attached as Exhibit 3.1 to this report and is incorporated herein by reference.

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

On June 25, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from two seven hundred fifty million (750,000,000) shares of common stock, par value $0.001 per share, to two billion, five hundred million (2,500,000,000) shares of common stock, par value $0.001 per share.

On December 15, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from two billion, five hundred million (2,500,000,000) shares of common stock, par value $0.001 per share, to five billion (5,000,000,000) shares of common stock, par value $0.001 per share.

Unregistered Sale of Equity Securities

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

The shares of preferred stock described above were not registered under the Securities Act of 1933 and are restricted securities. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that Mr. Corlett is the Chief Executive Officer and a Director of the Company. Mr. Corlett acquired these shares for his own accounts.  The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

NOTE 8 – SUBSEQUENT EVENT

As disclosed in the Current Report on Form 8-K, filed on March 11, 2015, the Company entered into a Settlement Agreement and Stipulation Agreement (the “Settlement Agreement”) with IBC Funds, LLC, a Nevada limited liability company (“IBC”) pursuant to which the Company agreed to issue common stock to IBC in exchange for the settlement of $85,827.93 (the “Settlement Amount”) of past-due accounts payable of the Company. IBC purchased the accounts payable from certain vendors of the Company.

On March 6, 2015, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and IBC, in the matter entitled IBC Funds, LLC v. Ehouse Global, Inc. (the “Action”). IBC commenced the Action against the Company to recover an aggregate of $85,827.93 of past-due accounts payable of the Company (the “Claim”), which IBC had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors.  The Order provides for the full and final settlement of the Claim and the Action.  The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on March 7, 2015.

Pursuant to the terms of the Settlement Agreement approved by the Order, on March 7, 2015, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”).  The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a) (10) of the Securities Act.  Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount of Common Stock to be issued to IBC.  The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the share request shall be issued at a 50% discount to market based upon the average of the volume weighted average price of the Common Stock over the 20 trading day period preceding the share request.  Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 9.99% of the outstanding shares of Common Stock at any given time.

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2014, through April 10, 2015, the date that these financial statements were available to be issued.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements for the year ended December 31, 2013, and were included in our Form 10K filing, included a Report from the Independent Accounting Firm of LL Bradford LLP that had an unqualified opinion and no disagreements over accounting matters. Prior to the audit of our Financial Statements for the year ended December 31, 2014, we were informed that the firm of LL Bradford LLP had merged with the firm of RBSM, LLP and that the Independent, Registered, Accounting Firm that would be issuing the opinion on our Financial Statements would be under the name RBSM, LLP, from their Houston, TX office.  We approved the engagement of RBSM, LLP to perform the audit, and we have no accounting disagreements with them. They have issued their unqualified opinion on the fairness of our Financial Statements in accordance with generally accepted accounting principles.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our president (our principal executive officer, principal financial officer and principal accounting officer) as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon the evaluation of our disclosure controls and procedures as of the June 30, 2014, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting were not effective as of June 30, 2014.

Management has determined that, as of the December 31, 2014 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of sufficient working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accounting staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Consulting Agreement

On January 25, 2014, the Company signed an investor relations service agreement with the Circadian Group (the “Service Provider”) pursuant to which the Company engages the Service Provider to provide investor relations services for an initial twelve (12) month period commencing on the date of the agreement. The Company agreed to pay the Service Provider at least $2,500 per month in exchange for a variety of investor services. These services include, but are not limited to: (1) press releases, website and all other media creation and consultation, (2) email newsletter blasting to the Service Provider’s investor list, (3) shareholder identification, survey and tracking model analysis and consultation and (4) update and input accurate fundamental corporate data into identified financial outlets.  The total amount paid to the Service Provider was $90,475 as of December 31, 2014.

Settlement Agreement

As disclosed in the Current Report on Form 8-K, filed on March 11, 2015, the Company entered into a Settlement Agreement and Stipulation Agreement (the “Settlement Agreement”) with IBC Funds, LLC, a Nevada limited liability company (“IBC”) pursuant to which the Company agreed to issue common stock to IBC in exchange for the settlement of $85,827.93 (the “Settlement Amount”) of past-due accounts payable of the Company. IBC purchased the accounts payable from certain vendors of the Company.

On March 6, 2015, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and IBC, in the matter entitled IBC Funds, LLC v. Ehouse Global, Inc. (the “Action”). IBC commenced the Action against the Company to recover an aggregate of $85,827.93 of past-due accounts payable of the Company (the “Claim”), which IBC had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors.  The Order provides for the full and final settlement of the Claim and the Action.  The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on March 7, 2015.

Pursuant to the terms of the Settlement Agreement approved by the Order, on March 7, 2015, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”).  The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a) (10) of the Securities Act.  Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount of Common Stock to be issued to IBC.  The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the share request shall be issued at a 50% discount to market based upon the average of the volume weighted average price of the Common Stock over the 20 trading day period preceding the share request.  Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 9.99% of the outstanding shares of Common Stock at any given time.

 PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following chart lists all the Officers of the Company, their respective ages and positions with the Company as of December 31, 2014.

Name	Age	Position
Scott Corlett	51	Chairman and President
Dace Corlett	46	Director
Michael Murray	67	Director

Scott Corlett – Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In his 29 years as a senior executive, Scott Corlett has led companies in roles of President, CEO, and Chairman of the Board. He has spent the past five years developing the NutraLiquids brand. He has raised millions of dollars for companies to drive rapid growth and position themselves as market leaders. Scott has built multiple companies to national and international distinction, from angel and venture funded startups to becoming the leading provider in each of the various marketplaces with hundreds of employees worldwide, all while positioning the company as the model of corporate integrity. In 1997, he sold one of his companies to a public company, creating one of the most notable publicly traded companies in its industry. Corlett’s vision and business acumen have made him one of the most influential and widely quoted serial entrepreneurs.  His leadership and determination enable organizations to outpace their peers, to grow while others have collapsed, to leverage market opportunities in good economies and bad, and to claim the leadership mantle as the greatest companies un their space. Corlett is a YPO member and graduated from MIT’s Birthing of Giants Program in 2001. He is an avid marathoner and swimmer.

Dace Corlett

Dace Corlett attended the California Culinary Academy and has since built on her culinary foundation to include studies on nutritional therapies and nutrition related illness. Believing that poor nutrition is the root of most modern day disease, she strives to help people eat a more nutrient dense diet and leverage the use of good quality supplements to balance their diets and help to compensate for nutritional deficiencies.  Dace’s current studies will allow her to develop even more compelling supplements for NutraLiquids. Her background and experience in the nutritional field will be an asset to the Board.

Michael Murray – Director

Michael Murray is a Certified Public Accountant with over thirty-five years of experience working in corporate accounting with companies large and small. Mr. Murray has been a Senior Accountant at Detroit Edison, The Smith Group, Quintiles, The First American Corporation, and Comerica Bank.  From 1982 to 1988 Mr. Murray was a Consultant for the Royal family in Saudi Arabia in London, Switzerland, and Riyadh, serving on the Board of International Associates, planning the entire country of Saudi Arabia. Since 2003, Mr Murray has been self-employed for Murray & Associates LLC serving individuals and small business Clients, developing internal controls, computer systems, forming Corporations, LLCs, and filing Tax Returns and SEC filings. Mr. Murray has worked closely with Mr. Corlett since the inception of NutraLiquids.

Term of Office

Our Directors are appointed for one year terms to hold office until the next annual general meeting of shareholders or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Mr. Scott Corlett is married to Ms. Dace Corlett.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, officers, promotors, control persons, or nominees has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time;

•

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor violations);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities; or

•

found by a court of competent jurisdiction (in a civil action) the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities law or commodities law.

Code of Ethics

In 2013, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our CEO and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules, and regulations,

•

the prompt reporting of violations of the code, and

•

accountability for adherence to the code.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary of compensation sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2014 and 2013 in all capacities for the accounts of our executives:

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Scott Corlett, CEO	2014	$210,000	-	$442,546 (1)	-	-	-	-	$652,546
	2013	-	-	-	-	-	-	-	-

(1)

Mr. Corlett was issued 500 shares of Series A Preferred Stock and 100 shares of Series B Preferred Stock as of December 31, 2014. These shares are valued at $442,546.

There is no employment contract with Mr. Corlett at this time; nor are there any agreements for compensation in the future. Mr. Corlett’s compensation has not been fixed or based upon any percentage calculations. He has made all the decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our obligations.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of December 31, 2014.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. $85,000 has been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

Outstanding Equity Awards as of Fiscal Year End

There are no equity awards outstanding at December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days ( such as through exercise of stock options or warrants ). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 31, 2015, are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed below is: c/o 9974 Scripps Ranch Blvd. # 182 San Diego, CA 92131.

	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (2)
Directors and Executive Officers
Scott Corlett, Chairman and President	300,429,000	31.2%	600,000	100%
Dace Corlett, Director(3)	300,429,000	31.2%	600,000	100%
Michael Murray, Director	52,000	* %	-	-
All directors and officers as a group (4 people)	300,481,000	31.5%	600,000	100%

(1) Based on 952,920,249 shares of common stock issued and outstanding as of April 15, 2015.

(2) Based upon 500,000 shares of Series A Preferred stock and 100,000 shares of Series B preferred stock issued and outstanding as of March 31, 2015. Each share of Series A Preferred Stock has voting rights of 500 votes per share. Each share of Series B Preferred Stock has voting rights of 1,000,000 votes per share. The total aggregate number of votes the Series A Preferred Stock and Series B Preferred Stock is 100,250,000,000.

(3) Dace Corlett is the wife and beneficial owner of all stock issued to Scott Corlett.

*  Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as noted below, there have been no transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

The Company’s President has made a loan of $ 75,000 to the Company. The loan is interest-free and due upon demand.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•

the director is, or at any time during the past three years was, an employee of the Company;

•

the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

We do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year years ended December 31, 2014 and 2013 we were billed $52,048 and $14,870 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above for services related to our audit for the fiscal years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 or December 31, 2013.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

 approved by our audit committee; or

•

entered into pursuant to pre-approved policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and pre-approved by the entire board of directors before the respective services were rendered.

PART   IV

ITEM 15.  EXHIBITS,   FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit
No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (2)
3.3	Amendment to the Articles of Incorporation,
3.4	Certificate of Designation for Series B Preferred Stock*
3.5	Bylaws (1)
23.1	Consent of L. L. Bradford & Company, LLC *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

__________________________________

* Filed herein.

(1)

Incorporated herein by reference to the registration statement on Form S-1 filed with the SEC on April 15, 2009.

(2)

Incorporated herein by reference to the current report on Form 8-K filed with the SEC on March 27, 2014.

(3)

Incorporated herein by reference to the annual report on Form 10-K filed with the SEC on April 15, 2014.

(4)

Incorporated herein by reference to the current report on Form 8-K filed with the SEC on July 18, 2013.

(5)

Incorporated herein by reference to the current report on Form 8-K filed with the SEC on July 17, 2013.

(6)

Incorporated herein by reference to the annual report on Form 10-K filed with the SEC on April 15, 2014 and the quarterly report on Form 10-Q filed with the SEC on May 20, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EHOUSE GLOBAL, INC.

By: /s/ Scott Corlett

Chief Executive Officer

(Duly Authorized Officer, and Principal Executive Officer and Interim Principal Financial Officer)

Dated April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Scott Corlett	President, CEO, Principal Executive	April 15, 2015
Scott Corlett	Officer, Interim Principal Financial Officer
and Principal Accounting Officer

/s/ Dace Corlett	Director	April 15, 2015
Dace Corlett

/s/ Michael Murray	Director	April 15, 2015
Michael Murray