Form 10-K/A
period 2014-12-31
EHOUSE GLOBAL, INC.
filed 2015-04-17
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the Year-Ended December 31, 2014 (the “Original 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015, is solely for the following reasons:

1. To furnish Exhibit 101 to the Original 10-K which provides the consolidated financial statements and related notes from the Original 10-K formatted in XBRL (eXtensible Business Reporting Language) in accordance with Rule 405 of Regulation S-T.

2. To correct the EIN number on the cover page of the Form 10-K.

3. To correct the amount of compensation received by directors of the Company.

4. To correct the last paragraph of the audit letter from L.L. Bradford, for the fiscal year end December 31, 2013.

This Amendment speaks as of the original filing date of the Original 10-K and reflects only the changes to the Original 10-K described above. No other information included in the Original 10-K has been modified or updated, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to April 15, 2015, the date of the original filing of the Original 10-K.

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

14

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

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. Neither of the directors received any compensation for their services as directors.

Dace Corlett, a director of the Company, was paid $85,000 for consulting services related to product development and management consulting services.

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

Dated April 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Scott Corlett	President, CEO, Principal Executive	April 17, 2015
Scott Corlett	Officer, Interim Principal Financial Officer
and Principal Accounting Officer

/s/ Dace Corlett	Director	April 17, 2015
Dace Corlett

/s/ Michael Murray	Director	April 17, 2015
Michael Murray