Form 10-Q
period 2015-03-31
EHOUSE GLOBAL, INC.
filed 2015-05-20
CIK 1452580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X . No       .

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

The number of shares of the Registrant’s Common Stock outstanding as of May 19, 2015 was 1,012,706,304, all of one class, $0.001 par value per share.

EHOUSE GLOBAL, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

EHOUSE GLOBAL, INC.

PART 1 – FINANCIAL STATEMENTS

ITEM 1. Financial Information

EHOUSE GLOBAL, INC.

dba Nutraliquids

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$367	$907
Debt issuance costs, net of accumulated amortization	987	3,972
Total Current Assets	1,354	4,879
Furniture and equipment, net of accumulated depreciation	990	935
Total Assets	$2,344	$5,813

LIABILITIES
Current Liabilities
Accounts payable & accrued expenses	$159,184	$55,031
Notes payable - related party	75,000	75,000
Convertible debt, net of debt discount of $68,362 and $75,117, respectively	348,597	384,592
Derivative liabilities - warrants	12,422	24,826
Current portion of derivative liabilities - debt	1,337,341	524,361
Total Current Liabilities	1,932,544	1,063,810
Non-current Liabilities
Convertible debt, net of debt discount of $42,786 and $51,846, respectively	36,378	24,285
Derivative liabilities - debt	234,539	-
Total Liabilities	2,203,461	1,088,095

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value, 1,000,000 shares authorized, 600,000 and 600,000 shares issued and outstanding	600	600
Common stock: $0.001 par value, 5,000,000,000 shares authorized; 679,983,283 and 13,095,733 shares issued and outstanding at March 31, 2015 and December 31, 2014	679,983	13,096
Additional paid-in capital	1,836,204	2,082,280
Accumulated deficit	(4,717,904)	(3,178,258)
Total Stockholders' Deficit	(2,201,117)	(1,082,282)
Total Liabilities and Stockholders’ Deficit	$2,344	$5,813

The accompanying notes are an integral part of these unaudited financial statements.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
Operating Expenses:
General and administrative expenses	$414,558	$426,032
Total operating expenses	414,558	426,032

Other Expense:
Interest expense	(43,146)	(1,066,811)
Change in fair value of derivative liabilities	(1,081,942)	(68,818)
Total other expense	(1,125,088)	(1,135,629)
	(1,539,646)	(1,561,661)
Net loss before taxes
Income taxes	-	-
Net loss	$(1,539,646)	$(1,561,661)
Net loss per common share:	$(0.01)	$(0.01)
Basic and diluted

Weighted average number of common shares outstanding:	177,902,310	115,620,378
Basic and diluted

The accompanying notes are an integral part of these unaudited financial statements.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statement of Changes in Stockholder’s Deficit

For the Three Months Ended March 31, 2015

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
					Paid-in
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2014	600,000	$600	13,095,733	$13,096	$2,082,280	$(3,178,258)	$(1,082,282)

Stock-based compensation	-	-	300,750,000	300,750	(27,000)	-	273,750
Change in classification of derivative liabilities from debt to equity associated with debt conversions	-	-	-	-	90,295	-	90,295
Convertible debt and accrued interest converted into common stock	-	-	366,137,550	366,137	(309,371)	-	56,766
Net loss	-	-	-	-	-	(1,539,646)	(1,539,646)

Balances, March 31, 2015	600,000	$600	679,983,283	$679,983	$1,836,204	$(4,717,904)	$(2,201,117)

The accompanying notes are an integral part of these unaudited financial statements.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,539,646)	$(1,561,661)
Adjustments to reconcile net loss to net cash used in operating activities :
Stock-based compensation	273,750	62,500
Preferred stock issued for services	-	191,131
Amortization of debt issuance costs	2,985	3,494
Amortization of debt discount	21,898	71,549
Fair value of derivative liabilities in excess of convertible debt	13,884	979,168
Change in fair value of derivative liabilities	1,081,942	68,818
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	104,147	10,655
Net cash used in operating activities	(41,040)	(174,248)

CASH FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,180)
Net cash used in investing activities	-	(1,180)

CASH FROM FINANCING ACTIVITIES
Debt issuance costs paid	-	(5,750)
Proceeds from convertible notes payable	40,500	248,500
Net cash provided by financing activities	40,500	242,750

NET INCREASE (DECREASE) IN CASH	(540)	67,322
CASH AT BEGINNING OF PERIOD	907	14,779
CASH AT END OF PERIOD	$367	$82,101

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$998	$-
Income taxes	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Non-cash additions to convertible note balance	$-	$5,000
Change in classification of derivative liabilities from debt to equity associated with debt conversions	$90,295	$293,545
Note payable reclassified to convertible debt	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$56,766	$67,872
Debt discount on convertible notes accounted for as derivative liabilities	$29,584	$248,500

The accompanying notes are an integral part of these unaudited financial statements.

EHOUSE GLOBAL, INC.

dba Nutraliquids

Notes to Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Ehouse Global, Inc. was incorporated under the laws of the Commonwealth of Massachusetts on February 11, 2005, and became a corporation in the State of Nevada on January 7, 2009. It changed its name to Ehouse Global, Inc. (the “Company”) in January, 2013.

EHouse Global, Inc. (the “Company”) prepared these financial statements in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, the Company has recorded all transactions and adjustments necessary to present fairly the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2015. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The income statement for the three months ended March 31, 2015 cannot necessarily be used to project results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash and cash equivalents.

Furniture and Equipment

Furniture and equipment are stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line method over the estimated useful life of three to seven years.

Debt Issuance Costs and Debt Discount

The Company may pay debt issue costs and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issuance Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$ -	$ -	$ 1,571,880	$ 1,571,880
Derivative liabilities – warrants	-	-	12,422	12,422
Total	-	-	1,584,302	1,584,302
Less: current portion	-	-	(1,349,763)	(1,349,763)
Long-term portion	$ -	$ -	$ 234,539	$ 234,539

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$ -	$ -	$ 524,361	$ 524,361
Derivative liabilities – warrants	-	-	24,826	24,826
Total	-	-	549,187	549,187
Less: current portion	-	-	-	-
Long-term portion	$ -	$ -	$ 549,187	$ 549,187

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model.

Income Taxes

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Stock-based Compensation

Measurement of the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award (with limited exceptions).

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

The computation of basic and diluted loss per share at March 31, 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

March 31, 2015

Convertible debt	10,234,155,858
Warrant	79,125,238
Total	10,313,281,096

New Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company plans to adopt ASU No.2015-03 regarding the presentation of debt issuance cost from fiscal year 2016.

Subsequent Events

The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued or available to be issued for disclosure consideration.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have very limited financial resources, with working capital and net stockholders’ deficits and had generated no revenue through March 31, 2015.

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

NOTE 4 - CONVERTIBLE DEBT

On various dates from November 27, 2013 through March 2, 2015, the Company issued convertible promissory notes totaling $951,081. At the time of issuance, the notes were evaluated and were determined to contain embedded conversion options that must be bifurcated and reported at fair value with original issue discounts. As a result, a derivative discount on convertible promissory notes was recorded, which net of discount amortization for the three months ended March 31, 2015 amounted to $111,148.

Description	March 31, 2015	December 31, 2014
20 convertible promissory notes in amounts ranging from $9,000 to $112,000, with maturity dates ranging from 2014 to August 2016, bearing interest ranging from 0% to 12% per annum, convertible into common stock at variable conversion prices ranging from 25% of the lowest price in the prior 20 trading days to 60% of the lowest price in the prior 25 trading days. The Company expects all debt will be converted to common shares.	$951,081	$934,081
Less: debt discount	(815,040)	(783,956)
Less: conversions	(454,958)	(398,241)
Add: amortization of debt discount	703,892	656,993
Balance of convertible debt, net	384,975	408,877
Less: current portion	(348,597)	(384,592)
Long-term convertible debt, net	$36,378	$24,285

Debt Issuance Costs

The following is a summary of the change in the Company’s debt issuance costs for the three months ended March 31, 2015:

March 31, 2015

Debt issuance costs	$26,250
Accumulated amortization of debt issuance costs	(25,263)
Debt issuance costs - net	$987

Debt Discount

During the three months ended March 31, 2015, the Company recorded debt discounts totaling $31,084.

The Company amortized debt discount of $46,898 during the three months ended March 31, 2015.

Debt discount consisted of the following at March 31, 2015:

March 31, 2015

Debt discount	$815,040
Accumulated amortization of debt discount	(703,892)
Debt discount - net	$111,148

Derivative Liabilities

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The following schedule shows the change in fair value of the derivative liabilities during the three months ended March 31, 2015:

Derivative liabilities - December 31, 2014	$549,187
Add fair value at the commitment date for convertible notes issued during the current quarter	43,468
Reclassification of derivative liabilities associated with convertible debt that ceased being a derivative liability to additional paid-in capital	(90,295)
Fair value mark to market adjustment for derivatives	1,081,942
Derivative liabilities - March 31, 2015	1,584,302
Less: current portion	(1,349,763)
Long-term derivative liabilities	$234,539

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expenses for the three months ended March 31, 2015 of $13,884.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the current quarter:

Assumption	Commitment Date	Remeasurement Date
Expected dividends:	0%	0%
Expected volatility:	218.07% - 653.42%	434.44% - 672.48%
Expected term (years):	0.76 - 1 years	0.083 - 1.35 years
Risk free interest rate:	0.18% - 0.22%	0.17%-0.28%

NOTE 5 - NOTE PAYABLE – RELATED PARTY

The Company’s President has made a loan of $75,000 to the Company. The loan is interest-free and due upon demand.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

On January 14, 2015, the Company issued 150,000 shares and 600,000 shares to two marketing companies for investment IR. The stock shares valued at $3,750 based upon the quoted closing trading price on the date of issuance.

On February 26, 2015, the Company issued 300,000,000 shares to its CEO as bonus, the total issued shares valued at $270,000 based upon the quoted closing trading price on the date of issuance.

Throughout the three months ended March 31, 2015, the Company issued common stock totaling 366,137,550 shares in conversion of convertible debt and a portion of accrued interest. The total conversion value is $56,766.

NOTE 7 - SUBSEQUENT EVENTS

On May 12, 2015, the Board of Directors of EHouse Global, Inc. (the “Company”) approved the reverse stock split of the issued and outstanding shares of common stock on a 1-for-3000 basis. The reverse stock split is pending FINRA approval.

From April 6, 2015 to May 4, 2015, the Company issued common stock totaling 332,723,021 shares in conversion of convertible debt and a portion of accrued interest. The total conversion value is $14,048

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

EHouse Global, Inc. dba Nutraliquids is a start-up company that commenced formal operations on November 16, 2010. Prior to commencing formal operations, its President, Scott Corlett, and some colleagues incurred costs of approximately $500,000 to develop the idea of creating a comprehensive line of natural liquid dietary aids and nutritional supplements which could be packaged and sold in single serving pouches. These costs were incurred prior to the commencement of the formal operations and are not included in any of the Company’s financial statements.

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

Results of Operations

For the three months ended March 31, 2015 and March 31, 2014

A summary of our operations for the three months ended March 31, 2015 and 2014 follows:

	March 31, 2015	March 31, 2014
Revenue	$-	$-
Operating expenses	414,558	426,032
Other expense	(1,125,088)	(1,135,629)
Net loss	$(1,539,646)	$(1,561,661)

Other Income (Expense) for the three months ended March 31, 2015 consists of the following:

	2015	2014
Interest expense	$(43,146)	$(1,066,811)
Change in fair value of derivative liabilities	(1,081,942)	(68,818)
Total	$(1,125,088)	$(1,135,629)

Revenues

In the three months ended March 31, 2015 and 2014, the Company generated $0 in revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014, were $414,558 and $426,032, respectively. The decrease of $11,474 was primarily due to a decrease in management consulting fees of $75,000, offset by an increase in officer compensation and various fees of $63,000.

Other Expenses

Other expenses for the three months ended March 31, 2015 and 2014, were $1,125,088 and $1,135,629, respectively. For the three months ended March 31, 2015, the other expenses consisted of interest expenses of $43,146 and changes in fair value of derivative liabilities of $1,081,942. For the three months ended March 31, 2014, the other expenses consisted of interest expenses of $1,066,811 and changes in fair value of derivative liabilities of $68,818. The decrease of $10,541 was primarily due to a decrease of $1,020,000 in interest expense and debt related amortization as a result of conversions during the current period, offset by an increase of $1,010,000 related to changes in the fair value of derivative liabilities as a result of newly issued convertible notes.

Net Loss

Net losses for the three months ended March 31, 2015 and 2014 were $1,539,646 and $1,561,661, respectively. The decrease of $22,015 was primarily due to the items discussed above.

Liquidity

The Company has $367 of cash on hand as of March 31, 2015. We currently have very limited cash to continue operations for 12 months.

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

As discussed above, the Company had a net loss of $1,539,646 for the three months ended March 31, 2015. The Company also had a stockholder's deficit of $2,201,117 and a working capital deficiency of $2,164,739 as of March 31, 2015, and cash used in operations for the three month period ended March 31, 2015 was $41,040 compared to $174,248 for the three months ended March 31, 2014. The decrease of $133,208 was primarily due to a lower net loss, higher stock-based compensation, and higher change in fair value of derivative liabilities in the current period.

The Company had cash proceeds from financing activities for the three months ended March 31, 2015 of $40,500 compared to $242,750 for the three months ended March 31, 2014. The decrease of $202,250 was primarily due to lower proceeds from convertible debt in the current period.

The Company cannot provide any assurances about the likelihood or timing of being successful in obtaining funding. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of December 31, 2014 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that had  a significant impact on the Company’s operating results or financial position. The Company will adopt the ASU2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, part of the Financial Accounting Standards Board’s (“FASB”) simplification initiative, from Fiscal year 2016.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are not effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constitute material weaknesses. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2015.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2015, the Company issued 150,000 shares and 600,000 shares to two marketing companies for investment IR. The stock shares valued at $3,750 based upon the quoted closing trading price on the date of issuance.

On February 26, 2015, the Company issued 300,000,000 shares to its CEO as bonus, the total issued shares valued at $270,000 based upon the quoted closing trading price on the date of issuance.

Throughout the three months ended March 31, 2015, the Company issued common stock totaling 366,137,550 shares in conversion of convertible debt and a portion of accrued interest. The total conversion value is $56,766.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EHouse Global, Inc.
(Registrant)

/s/ Scott Corlett
Scott Corlett
Title: President and Chief Financial Officer

May 19, 2015